Form 10KSB
period 2006-12-31
Tian'an Pharmaceutical Co., Ltd.
filed 2007-04-04
CIK 1366581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No.   None

                        TIAN'AN PHARMACEUTICAL CO., LTD.
              ----------------- ----------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                         None
      ---------------------------              ------------------------------
       (State of incorporation)                (IRS Employer Identification No.)

         Level 11, International Trade Centre,
         No. 196 Xiaozhai East Road
         Xi'an, China                                           N/A
----------------------------------------------              ----------------
            (Address of Principal Executive Office)          Zip Code

Registrant's telephone number, including Area Code: 0086-29-85381586 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                     YES      NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

                                   Yes [ ]       No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 15, 2007 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company on March 15, 2007 was $-0-.

The Company's revenues from continuing operations for the most recent fiscal year were $7,075,590.

As of March 15, 2007 the Company had 13,994,850 issued and outstanding shares of common stock.

ITEM 1.     DESCRIPTION OF BUSINESS

     We were incorporated in Nevada in August 2005. In September 2005 we acquired Tian'an Pharmaceutical Co., which we refer to as "Tian Pharma," a PRC company which was formed in January 2003. Unless otherwise indicated, all references to us throughout this report includes the operations of Tian Pharma. The purpose of the transaction was to redomicile us as a U.S. corporation.

      We began commercial sales of our first product, the Compound Ginseng capsule, in January 2003. In November 2004 we leased a manufacturing plant in Xi'an. The manufacturing plant obtained GMP certification in May 2005. Our second product, the Tianan Soft capsule, a a healthcare supplement which came to market in January 2006.

      Our website is:  www.xatazy.com

Conventions Which Apply to This Report
--------------------------------------

      Except as otherwise indicated and for purposes of this report only:

      o   "we", "us" and "our" refer to:

           Our company - Tian'an Pharmaceutical Co., Ltd., as well as Tian Pharma, a PRC company that was merged into us in September 2005,

      o "China" or "PRC" refers to the People's Republic of China, excluding Taiwan, Hong Kong and Macau; and

      o all references to "RMB" or "Renminbi" are to the legal currency of China and all references to "$", "U.S. dollars," "dollars" and "US$" are to the legal currency of the United States.

      o   all financial information in this report is in U.S. dollars.

Traditional Chinese Medicine

      Traditional Chinese Medicine is based on the theory that the human body has two energy channels representing organ systems in wood, earth, metal, fire and water. Optimally, these all work in balance and harmony. TCM is based on a complex system of diagnostic methods for the prevention and treatment of illness and disease that take into consideration the person as a whole, not just isolated symptoms. The aim of TCM is not necessarily to eliminate or alleviate symptoms but, rather, to increase both the ability to function and the quality of life.

      TCM has a history that can be traced back more than 5000 years. While its earliest roots lie in shamanism and naturalism, over the years, the degree of sophistication with which it is applied in treating disease has continued to increase. Its basic premise in treating disease is to restore the inherent harmony of the various functioning aspects of a given individual.

      One of the defining characteristics of TCM is its use of multiple herbs to create formulas that treat specific patterns of disharmony. For generations, countless TCM herbal formulas have been developed, tested and refined for use in combating mot known diseases. The synergistic effect of these herbs working together has the beneficial result of enhancing the actions of some of the herbs, while minimizing the toxic effects of others. The theory behind the sophisticated matching of the herbs is complex.

Products

      We develop both pharmaceutical and nutraceutical products.

      Pharmaceuticals are composed of the leaves and roots of one or more herbs and other plants and do not use synthetic chemicals. Each pharmaceutical has a certain medicinal function and treats one or more illness or symptoms of illness. Pharmaceuticals are both prescribed by doctors and available over-the-counter. All pharmaceuticals require the approval of China's State Food and Drug Administration before their sale.

      Nutraceuticals, also known as dietary supplements or nutritional supplements, are essentially prophylactic or preventive, in contrast to pharmaceutical products which are used to treat an illness or symptoms of an illness. Nutraceuticals represent a different approach to medicine, one based on nutrition and the health or wellness of the whole body. Nutraceuticals are also composed of the leaves and roots of one or more herbs and other plants. All nutraceuticals are available over-the-counter, without a prescription and, in China, only require approval of the local government before their manufacture.

      Our principal products are:

          o Compound Ginseng capsule is a pure Chinese medicine preparation which is used to cure and treat prostate gland proliferation. This product provides relief in 5-7 days and has no serious side effects.

          o Nizhuanle Yin granule is a pure Chinese medicine preparation which treats the decomposition or inflammation of the stomach's mucous membrane.

          o Tianan soft capsule is an energy resource product which is used to adjust high amounts of fat in the blood stream, improve blood vessel ventilation and soften blood vessels.

          o Tianan Pain Relief Capsule is a pure Chinese medicine preparation which is being developed to cure pain in joints, headache, pain from muscle injury, cancer, and gynecological disorders, as well as general pain.

      Xi'an Gelin Healthy Production Research Institution developed our Compound Ginseng capsule. Xi'an Gelin assigned the rights to the Compound Ginseng to us in exchange for shares of Tian Pharma, our Chinese subsidiary, which we acquired by merger in September 2005. Xi'an Gelin is controlled by Jia Ning, one of our directors.

      We purchased the rights for the Nizhuanle granule from an unrelated third party for approximately $768,000.

      We developed the Tianan Soft capsule with our employees.

      In August 2005 we entered into a contract with Xi'an Gelin Healthy Production Research Institution a to develop the Tianan pain relief capsule. Xi'an Gelin, located in Xi'an, China specializes in the research and development of Traditional Chinese Medicine. We paid Xi'an Gelin approximately $1,000,000 for their services to bring the Tianan pain relief capsule to market by December 2011 and have it licensed. If Xi'an Gelin fails to obtain a license for the Tianan pain relief capsule by December 2011 the $1,000,000 will be returned to us.

      The following is a summary of the status of our products:


                                                             Approved or
                                          Estimated Cost   Projected Date
                                         Needed to Obtain  of Governmental  Marketing
    Product                    Class    Government Approval    Approval        Date
-------------------------------------------------------------------------------------

Compound Ginseng Capsule    Pharmaceutical         N/A         Approved    January 2003
Nizhuanle Yin granule       Pharmaceutical         N/A         Approved    January 2007
Tianan soft capsule         Nutraceutical          N/A         Approved    January 2006
Tianan pain relief capsule  Pharmaceutical          (1)            2011            2011


(1) Development costs are being paid by Xi'an Gelin Healthy Production Research Institution.

      Our estimates of the costs associated with future research and obtaining necessary government approvals for our products may be substantially lower than the actual costs of these activities. If our cost estimates are incorrect, we will need additional funding for our research efforts. There can be no assurance that our products will prove to have any therapeutic or other value.

Raw Materials and Manufacturing

      None of the ingredients used in any of our products is proprietary and most of the herbs and other raw ingredients used in the manufacture of our products are available from a number of suppliers.

      Our GMP-certified manufacturing facility, located in Xi'an, China is 17,947.68 square meters in size and is capable of producing 70 million capsules per year. We lease this plant until 2009 at a rate of $8,058 per month.

Sales and Distribution

      We sell our products only to independent distributors who act as resellers. We maintain regional sales offices in Xi'an, Beijing, Shanghai and Guangzhou which are primarily responsible for servicing our distributors and monitoring sales activity. Although during the year ended December 31, 2006 sales to six distributors represented approximately 98% of our Operating Revenues, we do not think that the loss of any single distributor would result in a material decline in our revenue.

      Our distributors sell our products primarily to:

          o    Pharmacies and drugstores
          o    Hospitals

      Five distributors exclusively sell our compound ginseng capsule and one distributor exclusively sells our Tianan soft capsule. The distribution agreements:

          o were all signed between January and March 2006 and have a one year term;

          o provide the distributor with exclusive marketing rights in specified territories in China so long as required sales goals are met. If the sales goals are not met, we have the right to appoint other distributors to sell the product in the territory;

          o allow the distributor to purchase our product at a fixed price during the term of the agreement. In the case of our compound ginseng capsule, the price is RMB 63.8 for a 60-granule bottle and RMB 98 for a 72-granule box. In the case of our Tianan soft capsule the price is RMB 27.6 for a 120 granule bottle.

      In December 2005, we and Xi Peng, one of our officers, formed Xian Tianan Pharmacy Marketing Co., Ltd. We contributed cash of approximately $2,600,000 for a 96.3% interest in Tianan Pharmacy. When we receive the necessary approval from the Chinese government, expected by July 2007, we will use Tianan Pharmacy to sell our products directly to retail stores, pharmacies and hospitals in areas not covered by our distributors.

      As of March 15, 2007 our products were only sold in China.

Research and Development

      In order to be competitive we will need to commit to continuous product innovation and improvement through research. Through the improvement of existing TCM herbal formulas and by creating new formulas, we plan to develop new natural remedies for the treatment and prevention of diseases.

      Our research efforts will combine in-house research, published research, and clinical studies and will involve the following:

          o Investigation of the in vitro activity of new natural herbal extracts,
          o Identification and research of combinations of herbal extracts that may be suitable for new products,
          o Analysis of the benefits of existing and newly identified herbal extracts, and
          o Improvement of existing products following new discoveries in TCM.

      Other than the $1,000,000 we paid Xi'an Gelin Healthy Production Research Institution in 2005 to develop our Tianan pain relief capsule, we did not spend any material amounts on research and development during the three years ended December 31, 2006.

Competition

      The alternative medicine industry is highly competitive. Many pharmaceutical companies, chemical companies, health product companies, herb extraction companies, biological engineering companies and research and development institutions, are involved in the sale of natural herb-based products. We believe that competition is based primarily on brand awareness, price, availability and product efficacy.

      Many of our competitors are large, well-established companies in the pharmaceutical, chemical, and health care fields and have greater resources than we do to devote to manufacturing, marketing, sales, research and development.

      We believe that our ability to effectively compete will be due to the following:

      1. Our Compound Ginseng capsule is the only TCM product known to us which both treats and cures prostate gland proliferation.

2. In clinical trials involving 300 patients in China the Nizhuanle Yin Granule was effective with 90% of the patients using the product.

      3. In toxicity studies performed for us our Tianan soft capsule acted rapidly without harmful side effects.

Intellectual Property

      Pursuant to the State Protection law of China, certain herbal medicine products which have received China State Food and Drug Administration approval have automatic protected intellectual property rights for an eight-year period from the date approval. An application can subsequently be made to extend such protection for up to two consecutive seven-year periods.

      Under the State Protection law our Compound Ginseng capsule is protected until April 2010 and our Nizhuanle Yin granule is protected until November 2010. Our Tianan soft capsule, which is a nutraceutical and is not required to be approved by the China State Food and Drug Administration, is not covered by the State Protection law.

      Certain trade secrets, primarily those pertaining to the formulas for our products, are considered trade secrets. However, it is possible that the formulas for our products may become known to or independently developed by competitors.

      Our trademark, Tianrunxing is registered with the PRC. We plan to use this trademark to identify our products when we begin marketing them through our subsidiary, Xian Tianan Pharmacy Marketing Co., Ltd.

PRC Laws and Regulations Affecting Our Business

      Before a health product can be sold in China, a product sample must be sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examinations to verify that the product has the specified functions as stated by the company producing the product. A report is issued by the clinical testing agent confirming or negating such functions. It generally takes approximately six months to one year for the report to be issued. This report is then submitted to a provincial Health Management Commission for approval. A letter of approval issued by the commission is then submitted to the Ministry of Health for the issuance of a certificate that authorizes the sales and marketing of the product in China. In general, the approval process in China takes one and a half to two years.

      The Pharmaceutical Administrative Law of China governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. The Chinese Food Sanitation Law provides for food sanitation standards. In China only products manufactured within Government Good Manufacturing Practice certified facilities are available for sale in China. The Good Manufacturing Practice inspections are conducted by the China Food and Drug Administration.

      We are required to use Good Manufacturing Practice approved methods to process and manufacture our products. Under GMP requirements, the manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity, and potency of the final product. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

      The cost of compliance with environmental laws in China has been, and is not expected to be, material.

The PRC Legal System

      The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

      However, and subject to limitations on converting currency and statutory reserve requirements, we do not believe there are any limitations concerning our ability to access the assets held by Tian Pharma, a PRC corporation which is our wholly owned subsidiary.

Taxes

      All of our income is generated in the PRC and is subject to a corporate income tax rate of 15%.

            Based on our current and expected income, assets and operations, we believe that we will not be subject to U.S. federal income tax under the controlled foreign corporation rules.

Required Statutory Reserve Funds

      In accordance with current Chinese laws, regulations and accounting standards, we are required to set aside as a general reserve at least 10% of our respective after-tax profits. Appropriations to the reserve account are not required after these reserves have reached 50% of our registered capital. These reserves are created to fund potential operating losses and are not distributable as cash dividends. We are also required to set aside between 5% to 10% of our after-tax profits to the statutory public welfare reserve. In addition and at the discretion of our directors, we may set aside a portion of our after-tax profits for enterprise expansion funds, staff welfare and bonus funds and a surplus reserve. These statutory reserves and funds can only be used for specific purposes and may not be used for dividends.

Political and Trade Relations with the United States

            Political and trade relations between the U.S. and the PRC government during the past five years have been volatile and may continue to be in the future. There can be no assurance that the political and trade ramifications of these causes of volatility or the emergence of new causes of volatility will not cause difficulties in our operations in the PRC marketplace.

Economic Reform Issues

      The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

      Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation of laws or regulations), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

            There can be no assurance that the reforms to the PRC's economic system will continue or that we will not be adversely affected by changes in the PRC's political, economic, and social conditions and by changes in policies of the government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Currency Conversion and Exchange

            The currency in the PRC is designated as the Renminbi ("RMB"). Although the RMB/U.S. dollar exchange rate has been relatively stable in the past five years there can be no assurance that the exchange rate will not become volatile or that the RMB will not be officially devalued against the U.S. dollar by direction of the PRC government.

            Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into U.S. dollars, of our net fixed assets, our earnings and our declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks. As of September 30, 2006 the currency exchange rate was approximately 7.9 RMB for each U.S. dollar.

      The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

      Although we do not intend to pay dividends, any inability to convert RMB into U.S. $ will limit our ability to pay dividends in the future.

ITEM 2.     DESCRIPTION OF PROPERTY

      Our executive offices are located at Level 11, International Trade Centre No. 196 Xiaozhai East Road, Xi'an, China and consist of approximately 13,400 square feet of office space which is leased until October 2006 at a rate of $3,913 per month.

      We lease our manufacturing plant in Xi'an until 2009 at a rate of $8,058 per month.

      We also have sales offices in Xi'an, Beijing, Shanghai and Guangzhou. These sales offices range in size from 639 to 1,151 square feet. We pay approximately $1,250 in monthly rent for the three sales offices in Beijing, Shanghai and Guanzhou. The sales office in Xi'an is part of our executive offices.

      We own Level 10, International Trade Centre No. 196 Xiaozhai East Road, Xi'an, China, which we lease to a third party. Rental income from this property is not material to our operations.

      We believe our properties are adequately insured.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.

      As of March 15, 2007 our common stock was not quoted on any exchange and there was no public trading market. As of March 15, 2007 we had 13,994,850 outstanding shares of common stock held by approximately 2,800 shareholders of record.

      All of our outstanding shares are eligible for sale under Rule 144.

      In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

       o   1% of the then outstanding shares of our common stock; or
       o The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

            Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us. Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of "restricted securities" under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

      Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will ever be paid.

      Our Articles of Incorporation authorize our Board of Directors to issue up to 20,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial data included in this report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

                                    Overview

      We were organized as a Nevada corporation on August 15, 2005. In September 2005 we issued 13,994,750 shares of our common stock to acquire all outstanding shares of Tian'an Pharmaceutical Co., which we refer to as "Tian Pharma," a PRC company which was formed in January 2003. The purpose of the transaction was to redomicile us as a U.S. corporation. Unless otherwise indicated, all references to us throughout this report includes the operations of Tian Pharma.

      We develop, manufacture and sell Traditional Chinese Medicine herbal products for the treatment and prevention of diseases and to improve the functions of the human body.

Year Ended December 31, 2006

      Material changes of items in our Statement of Operations for the year ended December 31, 2006, as compared to the year ended December 31, 2005, are discussed below:

      Operating Revenue: Our second product, the Tianan Soft capsule, came to market in January 2006. During the first quarter of 2005 we discontinued sales as we were concentrating on obtaining GMP certification, which we obtained in May 2005. During the remainder of 2005 we were only selling our Compound Ginseng capsule. As a result of these factors, operating results for 2006 are not comparable to 2005.

      Gross Profit: Our gross profit percentage was 65% during 2006, which was comparable to our gross profit percentage of 64% in 2005. Although we did not have any sales for the three months ended March 31, 2005 we nevertheless expensed cost of sales of $51,047 during the period due to the depreciation and amortization of our manufacturing equipment and facility.

      Selling and Promotion Expenses: The major components of expenses in this category were advertising and related promotion, which increased during 2006 in line with increased sales activity.

      General and Administrative Expenses: Salaries, benefits, travel and entertainment increased as the result of higher sales activity. Accounting and financial consulting expenses increased in 2006 as we completed the preparation and auditing of our 2005 and 2004 financial statements, and the preparation of our interim financial statements.

      Net Income: Net income during 2006 was 21% of our Operating Revenues. In comparison, our net income was 30% of our Operating Revenues during 2005. The decline, from a percentage standpoint, was due to the increase in Operating Expenses.

Trends, Events and Uncertainties

      We anticipate that revenues will increase since we received government approval to sell our Nizhuanle soft capsule in December 2006. Revenues are also expected to increase once we receive government approval to market all of our products through our subsidiary, Xian Tianan Pharmacy Marketing Co., Ltd.

      The TCM market may not be as large as reported and expected growth in this market may not continue. Market data and projections are inherently uncertain and subject to change. In addition, underlying market conditions are subject to change based on economic conditions, consumer references and other factors that are beyond our control. A slow-down in sales of TCM products could have a material adverse effect on our business.

      Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Liquidity and Capital Resources

      Future payments due on our contractual obligations as of September 30, 2006 are as follows:

Item               Total        2006      2007        2008        2009
----               -----        ----      ----        ----        ----

Lease Payments             $336,043           $62,143          $96,700
$96,700         $80,500

      Except as shown in the foregoing table, as of December 31, 2006 we did not have any material capital commitments.

      If sufficient capital is available, during the next twelve months we plan to spend approximately $1,300,000 to market our products through Xian Tianan Pharmacy Marketing Co., Ltd., the subsidiary we formed in December 2005, and approximately $3,700,000 to expand our product line and our manufacturing facility.

      If cash generated by or operations is not sufficient to fund any future capital requirements, we will attempt to raise any capital which we may need through the sale of our equity securities or borrowings from third parties.

      We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us on a timely basis, or if available, on acceptable terms.

      Our material sources and (uses) of cash during the year ended December 31, 2005 were:

                                                                 2005
                                                                 ----

         Cash provided by (used in) operations               $1,741,192
         Purchase of manufacturing equipment                 (1,050,898)
         Acquisition of rights to Nizhuanle Soft capsule       (767,839)
         Sale of common stock                                 1,856,445
         Changes in foreign exchange rate                       129,553

       Our material sources and (uses) of cash during the year ended December 31, 2006 were:

                                                                 2006
                                                                 ----

         Cash provided by operations                         $1,461,377
         Purchase of manufacturing equipment                    (50,651)
         Sale of assets                                          12,529
         Changes in foreign exchange rate                       206,200

     Income from our operations has been, and is expected to be in the future, our primary source of cash.

Off-Balance Sheet Arrangements
------------------------------

      We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Accounting Policies
-------------------

      Our critical accounting policies, as well as recent accounting pronouncements which apply to us, are described in Note 2 to our financial statements which are included as part of this report.

ITEM 7.     FINANCIAL STATEMENTS

See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

      None

ITEM 8A.    CONTROLS AND PROCEDURES

      Weng Jianjun, our Chief Executive Officer and Zhu Jie, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in their opinion our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

ITEM 8B.     OTHER INFORMATION

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.
            -------------------------------------------------------------

            The names, ages and positions held by our executive officers and directors are listed below.

       Name                Age         Position
       ----                ---         --------

       Weng Jianjun        48          Chief Executive Officer and a Director
       Tang Huachu         42          Chief Investment Officer
       Xue Hailiang        39          Chief Production Officer
       Sun Mingqi          42          Chief Quality Officer
       Xi Peng             42          Chief Marketing Officer
       Jia Andong          45          Chief Administration Officer
       Zhu Jie             45          Chief Financial and Accounting Officer
       Wang Renhua         36          Secretary
       Li Deshun           55          Director
       Jia Ning            48          Director
       Wang Hongwei        44          Director
       He Yanming          52          Director
       Ma Zhiguo           46          Director
       Liang Dingbang      63          Director
       Ren Ping            49          Director
       Wang Yanqing        36          Director

      Weng Jianjun has been one of our officers and directors since January 2003. Since 1995 Mr. Weng has also been the Chief Executive Officer of Xi'an Gelin Science and Technology Limited Company, a research and development firm. Between 1999 and 2002 Mr. Weng was the Chief Executive Officer of Xi'an Tian'an Pharmaceutical Limited Company.

      Tang Huachu has been one of our officers since September 2004. Since 2001 Mr. Tang has also been the Chairman of the Board of Directors of Shaanxi Haishi Investment Limited Company, a private investment firm.

      Xue Hailiang has been one of our officers since December 2003. Between 1999 and 2002 Mr. Xue was the Chief Production Officer of Shaanxi Hualong Pharmaceutical Limited Company, a firm engaged in the production and sale of TCM products.

      Sun Mingqi has been one of our employees since January 2003. Sun Mingqi became our Chief Quality Officer in 2007. Between 1984 and 2002 Mrs. Sun was the manager of the Quality Control Department for Shaanxi Huashan Pharmaceutical Factory, a factory engaged in the production and sale of pharmaceutical products.

      Xi Peng has been one of our officers since May 2004. Between 2001 and 2004 Mr. Xi was the Chief Marketing Officer of Delibang Pharmaceutical Group, a company involved in the production and sale of prescription medicine.

      Jia Andong has been one of our officers since November 2004. Between 1992 and 2004 Mr. Jia was the Manager of Administration for the Gaoxin Branch of the China Construction Bank.

      Zhu Jie has been one of our officers since April 2005. Between 1998 and 2005 Mr. Zhu was the manager of the financial department of Shaanxi Xirui Group, a company involved in the production and sale of flour.

      Wang Renhua has been one of our officers since March 2003. Between 2000 and 2003 Mr. Wang was Secretary of the Board of Directors for Xi'an Shengwei Science and Technology Limited Company, a firm involved in the production and sale of pesticide.

      Li Deshun has been a director since 2004. Since 1992 Mr. Li has also been the Chief Executive Officer of Beijing Jiali Taxi Company.

      Jia Ning has been a director since 2003. Since 1994 Mr. Jia has also been a partner with Xi'an Gelin Healthcare Research Institute, a research and development firm.

      Wang Hongwei has been a director since 2003. Since 1999 Mr. Wang has been the Chief Executive Officer of Xi'an Huaming Jingmao Limited Company, a firm involved in technology development and business consulting. Since 2001 Mr. Wang has been the Chief Executive Officer of Shaaxi Economy, Technology and Information Industry Center. Mr. Wang has also been the Chief Executive Officer of Shaanxi Bafang Science and Technology Investment Limited Company, a management and financial consulting firm, since 2002.

     He Yanming has been a director since May 2005. Since April 2000 Mr. He has also been a professor at Xi'an Jiaotong University.

     Ma Zhiguo has been a director since May 2005. Since June 2001 Mr. Ma has been a professor at Xi'an Jiaotong University. Since January 2005 Mr. Ma has also been vice dean of the Humanities Institute at Xi'an Jiaotong University.

     Liang Dingbang has been a director since March 2006. Since June 2002 Mr. Liang has also been a director of Shaanxi Baoguang Vacuum Electronic Equipment Co., Ltd., a firm engaged in the production and sale of electronic transformers and transmission equipment. Between 1998 and 2003 Mr. Liang was Chief Financial Officer for the Chinese Airspace Science and Industry Group No. 210 Institute.

     Ren Ping has been a director since March 2006. Between 1997 and 2004 Mr. Ren was a counselor for the Asia market for Sanlan Technological Development Company, a firm involved in the design and manufacture of electronic devices. Since 2004 Mr. Ren has been the marketing advisor for Xi'an Haida Pharmaceutical Co., Ltd., a firm involved in the manufacture and sale of prescription medicine.

      Wang Yanqing has been a director since March 2006. Since 2001 Mr. Wang has also been the Chief Financial Officer of Yajian International Golf Club. Between 1997 and 1999 Mr. Wang was the assistant financial manager for Century Golden Flower Co., Ltd, a company involved in the retail sale of general merchandise.

     Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

      He Yanming, Ma Zhiguo, Liang Dingband, Ren Ping and Wang Yanqing are independent directors as that term is defined by section 121(a) of the listing standards of the American Stock Exchange.

      We do not have a compensation committee. Our board of directors serves as our audit committee. Wang Yanging acts as the financial expert for our board of directors.

      We have not adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued during the two years ended December 31, 2006 to Weng Jianjun, our Chief Executive Officer. None of our executive officers or directors received compensation in excess of $100,000 during our past three fiscal years.

                                                                 All
                                                                Other
 Name and                                 Restricted            Annual
  Principal       Fiscal                   Stock      Options   Compen-
  Position         Year   Salary   Bonus   Awards      Awards   sation   Total
 ----------       ------  ------   -----  ----------  -------   -------  -----

Weng Jianjun,      2006   $5,095      --       --         --       --   $5,095
 Chief Executive   2005   $5,095      --       --         --       --   $5,095
 Officer

     We have employment agreements with all of our officers. Each employment agreement expires in January 2008. The salaries to be paid to our officers in accordance with the terms of the employment agreements are shown below:

       Name                             Monthly Salary
       ----                             --------------

       Weng Jianjun                       $    520
       Tang Huachu                        $    372
       Xue Hailiang                       $    372
       Sun Mingqi                         $    372
       Xi Peng                            $    372
       Jia Andong                         $    372
       Zhu Jie                            $    372
       Wang Renhua                        $    248

      We have not granted or sold any options for the purchase of our common stock.

Compensation of Directors During Year Ended December 31, 2006
-------------------------------------------------------------

      Name                  Paid in Cash   Stock Awards (1) Option Awards (2)
      ----                  ------------   ---------------- -----------------

      Li Deshun               $ 4,464              --               --
      Jia Ning                $ 4,464              --               --
      Wang Hongwei            $ 4,464              --               --
      He Yanming              $ 4,464              --               --
      Ma Zhiguo               $ 4,464              --               --
      Liang Dingbang          $ 4,464              --               --
      Ren Ping                $ 4,464              --               --
      Wang Yanqing            $ 4,464              --               --

(1) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table shows, as of March 15, 2007, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each officer and director and (iii) all officers and directors as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

                                                  Number         Percent
 Name and Address                                of Shares       of Class
 ----------------                                ---------       --------

 Xi'an Gelin Science and Technology               63,613          0.5%
 Limited Company
 #91 Youyi West Road , Xi'an, China

 Shaanxi Haishi Investment                       508,906          3.6%
 Limited Company
 # 4Gaoxin 2nd Road, Xi'an, Shaanxi, China

 Xi'an Gelin Healthy Production                2,862,595         20.4%
 Research Institution
 #125Youyi West Road, Xi'an, China

                                                  Number         Percent
 Name and Address                                of Shares       of Class
 ----------------                                ---------       --------

 Shaanxi Bafang Science and                       636,132          4.5%
 Technology Limited Company
 Building of International Trade Center,
 10th Floor, Apartment 108, Xi'an China

 Rising Star Holdings Investments Corporation     669,950            5%
 16th Floor, Prince's Building
 10 Chater Road, Hong Kong

 All officers and directors                     4,741,196           34%
  as a group (16 persons)

      Xi'an Gelin Science and Technology Limited Company is controlled by Weng Jianjun, one of our officers and directors.

      Shaanxi Haishi Investment Limited Company is controlled by Tang Huachu, one of our officers.

      Xi'an Gelin Healthy Production Research Institution is controlled by Jia Ning, one of our directors.

      Shaanxi Bafang Science and Technology Limited Company is controlled by Wang Hongwei, one of our directors.

     Rising  Star  Holdings  Investments   Corporation  is  controlled  by  John
Probandt.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      In August 2005 we sold 100 shares of our common stock to Weng Jianjun for $1.00.

      In September, 2005 we acquired all of the outstanding shares of Tian Pharma, a PRC corporation, by means of a merger. In connection with this merger we issued 13,994,750 shares of our common stock to the shareholders of Tian Pharma. The purpose of the merger was to redomicile us as a Nevada corporation. In connection with the merger, the following members of affiliates received shares of our common stock:

      Xi'an Gelin Science and Technology Limited Company is controlled by Weng Jianjun, one of our officers and directors, and received 63,613 shares.

      Shaanxi Haishi Investment Limited Company is controlled by Tang Huachu, one of our officers, and received 508,906 shares.

      Xi'an Gelin Healthy Production Research Institution is controlled by Jia Ning, one of our directors, and received 2,862,560 shares.

      Shaanxi Bafang Science and Technology Limited Company is controlled by Wang Hongwei, one of our directors, and received 636,132 shares.

      In August 2005 we paid Xi'an Gelin Healthy Production Research Institution approximately $1,000,000 for their services in bringing our Tian pain relief capsule to market by December 2011 and have it licensed. If Xi'an Gelin fails to obtain a license for the Tian pain relief capsule by August 2011 the $1,000,000 will be returned to us. Xi'an Gelin contributed its rights to the Compound Ginseng capsule in consideration for shares of Tian Pharma, our Chinese subsidiary, which we acquired by merger in September 2005. Xi'an Gelin is controlled by Jia Ning, one of our directors.

      In December 2005, we and Xi Peng formed Xian Tianan Pharmacy Marketing Co., Ltd. We contributed cash of approximately $2,600,000 for a 96.3% interest in Tianan Pharmacy. When we receive the necessary approval from the Chinese government, expected by July 2007, we will use Tianan Pharmacy to sell our products directly to retail stores, pharmacies and hospitals in areas not covered by our distributors. Xi Peng is our Chief Marketing Officer and paid $100,000 for his 3.7% interest in Tian Pharmacy. As a shareholder, Xi Peng will be entitled to 3.7% of any profits derived from the operations of Tian Pharmacy.

      In January 2007 Chang Cheng Yu and Chang Hsien Chung, two of our shareholders, sold 666,950 shares of common stock to Rising Star Holdings Investments Corporation for $200,085. In January 2007 Rising Star Holdings also agreed to act as our investor relations consultant.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name
-------  ------------

   2      Plan of Merger                                                 *

 3.1      Articles of Incorporation                                      *
 3.2      Bylaws                                                         *

10.1      Employment Contracts, together with schedule required by
          Instruction 2 to Item 601 of Regulation S-B.                   *

10.2      Distribution Agreements                                        *

10.3      Agreement with Xi'an Gelin Healthy Production Research
          Institution                                                    *

10.4      Agreement with Xi Peng relating to the formation of Xian
          Tianan Pharmacy Marketing Co., Ltd.                            *

  21.     Subsidiaries                                                   *

* Incorporated by reference to same exhibit filed with our registration statement on Form SB-2 (333-135434).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Michael Pollack CPA, audited our financial statements for the fiscal years ended December 31, 2005 and 2006. The following table shows the aggregate fees we were billed during the year ended 2006 by Mr. Pollack. Since we did not hire Mr. Pollack until 2006, Mr. Pollack did not bill us for any services during 2005.

                                                              2006
                                                              ----

      Audit Fees                                            $36,000
      Audit-Related Fees                                         --
      All Other Fees                                             --

Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Mr. Pollack to render audit services, the engagement was approved by our Directors.

                        TIAN'AN PHARMACEUTICAL CO., LTD.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

INDEX TO FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------

Report of Independent Registered Public Accounting Firm                     1

Consolidated Balance Sheets as of December 31, 2006 and 2005                2

Consolidated Statements of Income and Accumulated Other
 Comprehensive Income for the Years Ended December 31, 2006
 and 2005                                                                   3

Consolidated Statements of Changes in Stockholders' Equity for the
 Years Ended December 31, 2006 and 2005                                     4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2006 and 2005                                                 5

Notes to Consolidated Financial Statements                               6-25

                               MICHAEL POLLACK CPA
                               46 EQUESTRIAN LANE
                              CHERRY HILL, NJ 08003
                               TEL (215) 588-5299
                               FAX (609) 482-8018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tian'An Pharmaceutical Co., Ltd.

I have audited the accompanying consolidated balance sheets of Tian' An Pharmaceutical Co., Ltd. (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of income and accumulated other comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. I was not engaged to perform an audit of the Company's internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tian' An Pharmaceutical Co., Ltd. as of December 31, 2006 and 2005, and the results of its consolidated statements of income and accumulated other comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.


/s/ Michael Pollack CPA
Cherry Hill, NJ
March 8, 2007

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005
                                    (IN US$)

                                     ASSETS

                                                         2006           2005
                                                         ----           ----

   Cash and cash equivalents                      $   5,190,603  $   3,561,148
   Accounts receivable, net                           1,511,393        755,434
   Inventories                                          608,490        473,294
   Other receivables                                  1,022,800        994,745
   Prepaid expenses and other current assets             56,447         55,571
                                                  -------------- --------------
     Total Current Assets                             8,389,733      5,840,192
                                                  -------------- --------------
   Fixed assets, net of depreciation                  1,240,999      1,275,509
                                                  -------------- --------------
 Other Assets:
   Other assets                                               -        314,929
   Intangible assets, net                             1,451,098      1,762,076
                                                  -------------- --------------
     Total Other Assets                               1,451,098      2,077,005
                                                  -------------- --------------
 TOTAL ASSETS                                     $  11,081,830  $   9,192,706
                                                  ============== ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
 Current Liabilities:
   Accounts payable and accrued expenses          $     456,764  $     292,097
   Accrued taxes                                        125,816        218,297
                                                  -------------- --------------
       Total Current Liabilities                        582,580        510,394
                                                  -------------- --------------
       Total Liabilities                                582,580        510,394
                                                  -------------- --------------
 Minority interest                                       98,754         99,022
                                                  -------------- --------------
 STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 Par Value; 20,000,000
    shares authorized and 0 shares issued and
    outstanding                                               -              -
   Common stock, $0.001 Par Value; 50,000,000
    shares authorized and 13,994,850 and
    5,445,000 shares issued and outstanding,
    respectively                                         13,995         13,995
   Additional paid-in capital                         7,287,451      7,287,451
   Statutory reserves                                   380,632        153,050
   Retained earnings                                  2,291,879        999,241
   Accumulated other comprehensive income               426,539        129,553
                                                  -------------- --------------
       Total Stockholders' Equity                    10,400,496      8,583,290
                                                  -------------- --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  11,081,830  $   9,192,706
                                                  ============== ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                      CONSOLIDATED STATEMENTS OF INCOME AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)

                                                        2006           2005
                                                        ----           ----

OPERATING REVENUES                               $   7,075,590   $   3,516,888

COST OF SALES
  Inventory, beginning of period                       473,294         164,606
  Depreciation and amortization expense                445,815         301,767
  Purchases                                          2,173,078       1,277,268
  Inventory, end of period                           (608,490)       (473,294)
                                                  -------------- --------------
       Total Cost of Sales                           2,483,697       1,270,347
                                                  -------------- --------------
GROSS PROFIT                                         4,591,893       2,246,541
                                                  -------------- --------------
OPERATING EXPENSES
   Selling and promotion                             2,019,367         688,705
   General and administrative fees                     834,569         286,931
   Consulting fees for stock                                 -               1
   Depreciation, amortization and impairment            28,581          16,499
                                                  -------------- --------------
       Total Operating Expenses                      2,882,517         992,136
                                                  -------------- --------------
INCOME BEFORE OTHER INCOME (EXPENSE)                 1,709,376       1,254,405

OTHER INCOME (EXPENSE)
   Rental income                                        61,552           3,372
   Loss on disposal of fixed assets                    (1,686)               -
   Interest income, net of expense                      30,590          23,357
                                                  -------------- --------------
       Total Other Income (Expense)                     90,456          26,729
                                                  -------------- --------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                             1,799,832       1,281,134
Minority interest                                          268             (12)
                                                  -------------- --------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES         1,800,100       1,281,122
Provision for Income Taxes                            (279,880)       (220,072)
                                                  -------------- --------------
NET INCOME APPLICABLE TO COMMON SHARES            $  1,520,220   $   1,061,050
                                                  ============== ==============
NET INCOME PER BASIC AND DILUTED SHARES           $       0.11   $        0.08
                                                  ============== ==============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              13,994,850      13,994,850
                                                  ============== ==============
COMPREHENSIVE INCOME
    Net income                                    $  1,520,220   $   1,061,050
    Other comprehensive income
       Currency translation adjustments                296,986         129,553
                                                  -------------- --------------
Comprehensive income                              $  1,817,206   $   1,190,603
                                                  ============== ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)


                                                                                                   Accumulated
                                                            Additional                                Other
                                        Common Stock         Paid-in      Statutory     Retained   Comprehenisve
                                    Shares         Amount    Capital      Reserves      Earnings      Income          Total
                                  -------------------------------------------------------------------------------------------

Balance January 1, 2005           5,445,000    $  5,445,000 $       -     $  13,686     $ 77,555    $       -     $  5,536,241

Capital contributions             1,856,445       1,856,445         -             -            -            -        1,856,445

Shares cancelled upon  merger
with Tian An (Nevada)            (7,301,445)     (7,301,445)        -             -            -            -       (7,301,445)

Shares issued for services              100               -         1             -            -            -                1

Shares issued in reverse merger
with Xi' An Tian' An             13,994,750          13,995 7,287,450             -            -            -        7,301,445

Transfer of statutory reserves            -               -         -       139,364     (139,364)           -                -

Net income for the year ended
December 31, 2005, as previously
reported                                  -               -         -             -      921,686            -          921,686

Prior period adjustment, see
Note 10                                   -               -         -             -      139,364            -          139,364
                                ------------    ------------ ---------  ------------ ------------  -----------     ------------
Net income for the year ended
December 31, 2005                         -               -         -             -    1,061,050      129,553        1,190,603
                                ------------    ------------ ---------  ------------ ------------  -----------     ------------
Balance December 31, 2005        13,994,850          13,995  7,287,451      153,050      999,241      129,553        8,583,290

Transfer of statutory
reserves                                  -               -          -      227,582     (227,582)           -                -

Net income for the year ended
December 31, 2006                         -               -          -            -    1,520,220      296,986        1,817,206
                                ------------    ------------ ---------  ------------ ------------  -----------     ------------
Balance December 31, 2006        13,994,850     $    13,995 $7,287,451  $   380,632  $ 2,291,879   $  426,539     $ 10,400,496
                                ============    ============ =========  ============ ============  ===========    =============



   The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)

                                                          2006         2005
                                                          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $ 1,520,220   $ 1,061,050
                                                     ------------- -------------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, amortization and impairment              474,396        316,905
  Shares issued for services rendered                          -              1
  Minority interest                                         (268)        99,022
  Allowance for doubtful accounts                          3,799          1,530

Changes in assets and liabilities
 (Increase) in accounts receivable                      (759,758)      (305,938)
 (Increase) in inventory                                (135,196)      (308,688)
 (Increase) decrease in other receivables                (28,055)       945,006
 (Increase) decrease in prepaid expenses and
  other current assets                                      (876)        39,438
 (Increase)  in other assets                             314,929       (314,929)
 Increase in accounts payable and
  and accrued expenses                                    72,186        207,795
                                                     ------------- -------------
     Total adjustments                                   (58,843)       680,142
                                                     ------------- -------------

 Net cash provided by (used in) operating activities   1,461,377      1,741,192
                                                     ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisitions) of fixed assets                        (50,651)    (1,050,898)
   Disposals of fixed assets                              12,529              -
   (Acquisitions) of intangible assets                         -       (767,839)
                                                     ------------- -------------
      Net cash (used in) investing activities            (38,122)    (1,818,737)
                                                     ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from issuance of common stock                     -      1,856,445
                                                     ------------- -------------
    Net cash provided by financing activities                  -      1,856,445
                                                     ------------- -------------
Effect of foreign currency translation                   206,200        129,553
                                                     ------------- -------------
NET INCREASE IN
    CASH AND CASH EQUIVALENTS                          1,629,455      1,908,453

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                3,561,148      1,652,695
                                                     ------------- -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $ 5,190,603   $  3,561,148
                                                     ============= =============
CASH PAID DURING THE YEAR FOR:
    Income taxes                                     $   342,526   $    224,884
                                                     ============= =============

     The accompanying notes are an integral part of the consolidated financial statements.

                               6
               TIAN' AN PHARMACEUTICAL CO., LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

     Tian' An Pharmaceutical Co. Ltd. ("Tian' An") was established in Xi'An of the Peoples Republic of China ("PRC") by Shaanxi Bafang Science and Technology Investment Co., Ltd, Shaanxi Economic Cooperation Property Company, Shaanxi Ruike Investment Co., Ltd., Xi'An Green Health Products
     Research Center, Xi' An Green Science and Technology and nineteen individuals on January 17, 2003. In 2005, Shaanxi Bafang Science and Technology Investment Co., Ltd. and Shaanxi Ruike Investment Co., Ltd. transferred a portion of their ownership interest to two individuals, and an additional 1,856,445 shares were purchased by two individuals and one company.

     Tian' An was first organized for the purpose of the development, manufacturing and commercialization of traditional Chinese herbal medicines and biological pharmaceuticals. The main business line of Tian' An is production and sales of hard capsule, soft ointment, as well as research and development of biology goods and health care products. The Company conducts its business exclusively in the PRC.

     In December 2005, Tian' An and another individual set up a subsidiary company, Xi' An Tianan Pharmacy Marketing Co., Ltd (the "Subsidiary"). Tian' An injected cash amounting to approximately $2,600,000 as its capital contribution, accounting for 96.3% of the total registered capital of the Subsidiary (See Note 7).

     On August 15, 2005, the officers of Tian' An filed Articles of Incorporation in the State of Nevada which was approved August 23, 2005 to create Tian' An Pharmaceutical Co., Ltd, a Nevada corporation (the "Company") and also established T2 Pharmaceutical Inc., a Colorado corporation ("T2") and wholly owned subsidiary of the Company.

     On August 25, 2005, Tian' An merged into and with T2 and became the surviving entity and wholly owned subsidiary of the Company. The Company incorporated with 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001. The Company issued 100 shares of common stock to its founder for $1.00, then issued 13,994,750 shares of common stock in exchange for 100% of the issued and outstanding shares of Tian' An. Thereafter and for purposes of these consolidated financial statements the "Company" and "Tian' An" are used to refer to the operations of Tian' An Pharmaceutical Co. Ltd. For accounting purposes, the Company accounted for the acquisition of Tian' An as a recapitalization. The transaction involved entities under common control as defined in Statement of Financial Standard 141, "Business Combinations". As such, the net assets of Tian' An were acquired at their carrying values at the time of the acquisition. The comparative figures for 2004 are those of Tian' An.

     As modern medical science is experiencing a change from biological research to biological-psychological-social research with traditional medical science playing a more important role than ever, the Company has positioned itself with the products they currently manufacture as well as the products under development to be successful. Many modern chemical medicines contain high toxicities and present numerous side effects. Purely chemical medicines are difficult, time consuming and expensive to develop.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

      The Company's Traditional Chinese Medicines represent advantages over chemical medicines and the process of combining herbal extraction and chemical medicines is becoming a popular alternative, following the current trends of "natural" and "green" products in a variety of industries.

      The Company sells its products on a wholesale basis to distributors who resell the product to customers located in China. The Company has five major sales agents, Huayuan Life Pharmacy, Shaanxi Guangda Pharmacy, Hubiaohang Nanyang Tonic, Gansu Fuhe and Guangzhou Jidong Pharmacy, which distribute approximately 91% of the products. In general, sales are made under a purchase order arrangement with payment in full on the order due prior to shipment. The Company does not sell its products directly to end-users.

      The Company employs Good Manufacturing Practice "GMP" approved methods in processing and manufacturing its products. The Company obtains its raw materials from company-approved vendors and then process the materials into Traditional Chinese Medicine formulas in its facility. In the case of batch manufacturing, the Company employs a fully automated production line to produce the bio-engineered neutraceuticals. Post Production, the product is shipped to vendors. The raw materials are subjected to a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step to obtain the purified extract.

      Once the purification process has been completed, the extract is concentrated and re-filtering at which time it is packaged and shipped to its customers. The Company maintains approximately one month of finished product on hand, and approximately two months of raw materials for production.

      The GMP inspection was performed by State Food and Drug Administration. The Chinese central government mandates manufacturers of Chinese herbs to comply with GMP standards by December 31, 2005. Starting on January 1, 2006, only products manufactured within GMP certified facilities are available for sale in China. Currently, approximately one third of Chinese manufacturers in this industry are in compliance with the new mandate. The Company has invested substantial capital in its manufacturing facility in order to comply with the more stringent standards mandated by the central government in order to pass the GMP inspection.

      As noted in Note 10, the Company has restated its consolidated financial statements to properly account for the statutory reserves. The net effect of this change resulted in an increase to the net income of the Company of $139,364 for the year ended December 31, 2005.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The 3.7% interest not owned by the Company in its joint venture with Xi' An Tina'An Pharmacy Marketing Co., Ltd. is reflected as a minority interest in the consolidated financial statements.

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

            Economic and Political Risks

            The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

            The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $667 and $250 as of December 31, 2006 and 2005, respectively in cash on hand. The remainder of the cash was in financial institutions.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Comprehensive Income

          The Company adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

          Comprehensive   income  is  a  more  inclusive   financial   reporting
          methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

          Inventory

          Inventory is valued at the lower of cost or market (using the weighted average method) and net realizable value. Inventory includes raw material, work in process and finished goods.

          The net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion, selling expenses and related taxes.

          Fair Value of Financial Instruments

          The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

          Currency Translation

          The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The year end RMB to US dollar as of December 31, 2006 and 2005 were 7.8217 and 8.0702, respectively, and the average yearly RMB to the US dollar for 2006 and 2005 were 7.9549 and 8.1734, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income
          (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2006 and 2005, the Company recorded approximately $296,986 and $129,553 in transaction gains (losses) as a result of currency translation.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Research and Development

            The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred.

            Retirement Benefits

            Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred.

            Revenue Recognition

            The Company generates revenue from the sale of its nutritional herbal products.

            Revenue for the sale of its goods are recognized in accordance with Staff Accounting Bulletin 101. Revenue is recognized when:

               1)   Persuasive evidence of an arrangement exists;
               2)   Delivery has occurred or services have been rendered;
               3) The seller's price to the buyer is fixed or determinable, and
               4)   Collectibility is reasonably assured.

            The Company's customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.

            Accounts Receivable

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve for uncollectibles of $7,595 and $3,796 as of December 31, 2006 and 2005, respectively.

            Accounts receivable are generally due within 30 days and collateral is not required.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 of $1,639,359 and $554,554, respectively are included in selling and promotional expenses in the consolidated statements of income. Advertising costs include marketing brochures and displays for retail outlets.

            Advance to Suppliers

            Advances to suppliers represent the cash paid in advance for purchasing raw materials.

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, net of the estimated residual values; building - 35 years (5% estimated residual value), equipment - 5 years (5% residual value), machinery- 10 years (5% residual value), leasehold improvements - 5 years (no residual value) and vehicles - 8 years (5% residual value).

            When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

            Land Use Rights

            According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights would be amortized using the straight-line method over the respective lease term. The Company does not have nay land use rights.

            Construction in Progress

            Construction in progress represents direct costs of construction or acquisition and design fees incurred, as well as interest charges directly related to debt incurred on behalf of particular construction projects. Capitalization of these costs ceases and the construction in progress is transferred to fixed assets (building or equipment) when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Impairment of Long-Lived Assets

            Long-lived assets, primarily fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

            Intangible Assets

            Intangible assets consist of pharmaceutical licenses and are initially recorded at acquisition cost and amortized on a straight-line basis over their estimated useful lives of between five and eight years. Amortization expense is included in cost of sales in the consolidated statements of operations.

            Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product.

            Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the fair value of the intangible assets against the respective carrying amounts of these intangible assets. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Intangible Assets (Continued)

                                             As of December 31, 2006

                                           Gross
                                          Carrying   Accumulated
                                           Amount    Amortization     Net
                                        --------------------------------------

        Amortized Intangible Assets:

            Pharmaceutical licenses     $ 2,401,340     $ 950,242  $ 1,451,098
                                        ===========     =========  ===========


        Amortization Expense:

            For the year ended December 31, 2006       $  362,981
            For the year ended December 31, 2005          230,888


        Estimated Amortization Expense:

            For the year ended December 31, 2007       $  365,000
            For the year ended December 31, 2008          365,000
            For the year ended December 31, 2009          365,000
            For the year ended December 31, 2010          356,098
                                                       ----------

                     Total                             $1,451,098
                                                       ==========

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Earnings Per Share of Common Stock

            Basic net earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for periods presented. The Company did not have a loss for either period.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                 December 31,      December 31,
                                                     2006             2005
                                                 ------------      -----------

             Net income                         $  1,520,220      $  1,061,050

             Weighted-average common shares
                Outstanding (Basic)               13,994,850        13,994,850

             Weighted-average common stock
                Equivalents
                    Stock options                         --                --
                    Warrants                              --                --
                                                ------------       -----------

              Weighted-average common shares
                 Outstanding (Diluted)            13,994,850        13,994,850
                                                ============        ==========

            Income Taxes

            The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

            In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate applicable ranges from 15% to 34%.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock-Based Compensation

            The Company follows FASB 123R in accounting for its stock based compensation (see Recent Accounting Pronouncements). This measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. The Company for 2006 and 2005 did not grant any options or warrants that would need to be valued under such method. The following represents the effect on net income attributable to common shareholders per share if the fair value method had been applied to all awards.

            On January 1, 2006, the Company adopted the provisions of FAS No. 123R "Share-Based Payment" ("FAS 123R") which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("FAS 148"), as if the fair value method defined by FAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123") had been applied to its stock-based compensation.

            The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock-Based Compensation (Continued)

                                                            December 31, 2005
            Net income:                                     -----------------
              As reported
                                                               $1,061,050
             Add: Stock-based employee
                compensation expense included in
                reported net loss, net of related
                tax effects                                            --
             Less: Total stock-based employee
                compensation expense determined
                under fair value based method for
                all awards, net of related tax effects                (--)
                                                               ----------
             Pro forma                                         $1,061,050

               Net earnings per share:
                 As reported:
                    Basic                                           $0.08
                    Diluted                                         $0.08
                 Pro forma:
                    Basic                                           $0.08
                    Diluted                                         $0.08

            The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

            Segment Information

            The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2006 and 2005, the Company operated in one segment and one geographical location.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements

            In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company's results of operations, financial position or cash flows.

            On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

            In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 is a replacement of APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.

            SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

            In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

            In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

            In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company's consolidated financial statements.

             In February 2007, the FASB issued FAS No. 159, "The Fair Value
            Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

          In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company's consolidated financial statements.

          In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

          This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its consolidated financial statements.

NOTE 3-   FIXED ASSETS

          Fixed assets as of December 31, 2006 and 2005 were as follows:

                                        Estimated
                                         Useful
                                       Lives (Years)      2006         2005

            Land use right                  50               $0           $0
            Building                        35          614,208      594,574
            Equipment                       5            44,215       41,370
            Machinery                       10          640,162      601,196
            Vehicles                        8            25,570       23,477
            Leasehold improvements          5           121,457      117,575
                                                        -------      -------

                                                      1,445,612    1,378,192
            Less: accumulated depreciation              204,613      102,683
                                                      ---------     ---------

            Property and equipment, net              $1,240,999   $1,275,509
                                                     ==========   ==========

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 3-     FIXED ASSETS (CONTINUED)

            There was $111,415 and $87,378 charged to operations for depreciation expense for the years ended December 31, 2006 and 2005, respectively, of which $82,834 and $70,879 is included in cost of goods sold. There was no impairment for these assets during the years ended December 31, 2006 and 2005.

            The Company leased a factory in the Xi' An High-and new tech Industrial Development Zone in November 2004 to engage in pharmacy production. In May 2005, the Company passed its Good Manufacturing Practice, which as of June 1, 2005, was mandatory for all pharmaceutical companies in PRC. The Company employs Good Manufacturing Practice "GMP" approved methods in processing and manufacturing its products. The Company obtains its raw materials from company-approved vendors and then process the materials into Traditional Chinese Medicine formulas in its facility. In the case of batch manufacturing, the Company employs a fully automated production line to produce the bio-engineered neutraceuticals. Post Production, the product is shipped to vendors. The raw materials are subjected to a combined process involving a solid/liquid extraction step, followed by a liquid/liquid-purifying step to obtain the purified extract.

            The Company has leased a portion of their buildings to two non-related parties. The lease term runs from November 2005 to November 2006 and has been extended for another year. Rental income earned by the Company approximates $40,420 RMB per month ($3,370 US$). These amounts are included in other income in the consolidated financial statements.

NOTE 4-     INVENTORIES

            Inventories consisted of the following as of December 31, 2006 and 2005:

                                                        2006       2005

            Raw materials                            $11,213     $6,989
            Work in process                          147,038    118,590
            Finished goods                           450,239    347,715
                                                     -------    -------

                                                     608,490    473,294
            Less:     provision    for
            write-down of inventory                        -          -
                                                           -          -
                                                    --------   --------
            Inventory, net                          $608,490   $473,294
                                                    ========   ========

            There was no obsolescence of inventory or write-downs of inventory for the years ended December 31, 2006 and 2005.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005


NOTE 5-   STOCKHOLDERS' EQUITY

          Common Stock

          As of December 31, 2006, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

          The Company issued 100 shares of common stock to its founder for $1.00, then exchanged 13,994,750 shares of common stock in exchange of 100% of the authorized capital of Tian' An Pharmaceutical Co., Ltd (CHINA).

          Tian' An Pharmaceutical Co., Ltd (CHINA) in 2003 issued 5,445,000 shares.

          During 2005, Tian' An issued an additional 1,856,445 shares pre-merger with the Nevada corporation to have 7,301,445 shares issued. These shares were exchanged for 13,994,750 shares of the Nevada corporation. No shares have been issued in 2006.

          The Company has not granted any options or warrants during 2006 or 2005.

          Preferred Stock

          As of December 31, 2006, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

          Statutory Reserves

          Statutory reserves include a statutory surplus reserve and a statutory public welfare fund, which are maintained in accordance with the legal requirements of the PRC. Pursuant to the Articles of Association, the Company has to appropriate 15% of the net income, based on the accounts prepared in accordance with accounting principles generally accepted in the PRC, to the statutory surplus reserve and statutory public welfare fund. The statutory surplus reserve can be utilized to offset prior years' losses or for capitalization as additional paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building of staff quarters or housing. No distribution of the statutory reserves shall be made other than on a liquidation of the Company.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 6-   PROVISION FOR INCOME TAXES

          Corporate Income Taxes

          In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 15% and 33%. The corporate income tax for 2006 and 2005 was 15%, respectively, because Tian' An is considered a high technology company by the Chinese government. For 2004, the Company was provided tax relief by the government and their tax was at 0%. For 2007, it is anticipated that the Company will be taxed at the 15% rate, and then commencing 2008, the Company will apply for approval to be taxed as a high technology company again for another three years to be taxed at 15%. Should they not be considered a high technology company they will be taxed at the 33% tax rate.

          At December 31, 2006 and 2005, corporate income tax consists of the following:

                                                      2006            2005

                     Tax expense - current         $ 279,880       $ 220,072


          The surcharge on taxes not deductible for PRC purposes represents permanent differences due to salary and welfare items exceeding the ceiling based on PRC regulations regarding headcount. In addition, there are some very small tax surcharges included here such as a business tax on the rental income, water conservancy funds and educational assessments.

          Corporate Income Taxes (Continued)

          A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:


                                                               2006       2005

          Statutory rate - corporate income tax                 15%       15%
          Surcharge on taxes not deductible for PRC purposes   0.6%      2.2%
                                                               ----      ----
                                                              15.6%     17.2%

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 6-     PROVISION FOR INCOME TAXES (CONTINUED)

            Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company has no temporary or permanent differences. Therefore, no deferred tax assets and liabilities have been recognized and no valuation allowance has been established.

            The depreciation and amortization methods and lives the Company utilizes are identical for book and tax purposes. Additionally, there is no income or expense included in books not included in tax.

            Value Added Tax

            In accordance with the relevant taxation laws in the PRC, the Value Added tax ("VAT") rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases. The VAT that the Company collects on sales is not included in sales. The amount of VAT payable as of December 31, 2006 and 2005 is $75,948 and $76,154, respectively and is included in accounts payable and accrued expenses.

NOTE 7-     SUBSIDIARY

            As noted in Note 1, the Company and an individual in December 2005 established a subsidiary company through a joint venture, Xi' An Tian'an Pharmacy Marketing Co., Ltd (the "Subsidiary"). Tian' An injected cash amounting to approximately $2,600,000 as its capital contribution, accounting for 96.3% of the total registered capital of the Subsidiary. The capital infusion will be utilized for start-up costs of the Subsidiary as well as the hiring of staff and an extensive marketing campaign for the Company. The remaining 3.7% ownership is reflected as minority interest in the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 8-     RELATED PARTY TRANSACTIONS

            In July 2005, the Tian'an entered into a Pharmaceutical License Purchase Contract with Xi' An Gelin Healthy Production Research Institute for the development of Tian' An Pain Relief capsule. Xi' An Gelin Healthy Production Research Institute is a shareholder of the Company and contributed their license for Compound Ginseng Capsule for their shares in Tian' An (see Note 2 - Intangible Assets). The Company has valued the intangibles at historical cost.

            Tian' An paid Xi' An Gelin Healthy Production Research Institute approximately $1,000,000 (US$) (8,000,000 RMB). Xi' An Gelin Healthy Production Research Institute in accordance with the agreement must offer the result of their research and development of the new medicine by August 2011, and have it licensed by December 2011. Should Xi' An Gelin Healthy Production Research Institute fail to obtain a license for the product, they must return the fee. The Company has recorded this fee in other receivables on its consolidated balance sheets as of December 31, 2006 and 2005.

            Should Tian' An receive the license, the payment will be reclassified to Intangible Assets and amortized over the term of the license and tested for impairment quarterly by Management.

NOTE 9-     COMMITMENTS

            Rental

            Tian' An has entered into lease agreements for their manufacturing plant and office space that expire through October 2009. Rentals vary in amounts ranging up to $8,000 (US) per month.

            Minimum lease payments under operating leases at December 31, 2006 are as follows:

            Year ending December 31, 2007              $149,600
                                     2008                99,100
                                     2009                82,600

            Failed Business Combination

            In 2004, Tian' An intended to acquire a local pharmacy called Tongyi Chain Drugstore . Tian' An paid a deposit in the amount of approximately $1,936,000 (16,000,000 RMB) for this acquisition. Upon further due diligence, Tian' An decided to terminate the purchase agreement and was returned their deposit.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 10-    RESTATEMENTS OF PRIOR FINANCIAL STATEMENTS

            The Company has restated its prior consolidated financial statements to properly account for the statutory reserves. The net effect of this change resulted in an increase to the net income of the Company of $139,364 and $13,686 for the years ended December 31, 2005 and 2004, respectively. The change increased the net income from $921,686 to $1,061,050 in 2005 and from $98,701 to $112,387 in 2004.
            The following represents the line items effected in the restatements:

            2005
            ----

            Selling and promotion                      $80,000
            General and administrative fee             (78,072)
            Provision for income taxes                 137,436
                                                      --------
                                                      $139,364
                                                      ========
            2004
            ----

            Provision for income taxes               $ 13,686
                                                     --------
                                                     $ 13,686
                                                     ========

            The adjustment is necessary due to the increase in statutory reserves being reflected previously as increases in the expense accounts and posted as a liability. Upon further analysis, the Company determined that the statutory reserves did not meet the definition of a liability under CON 6, and these items will be reflected as increases to equity.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2007.


                                  TIAN'AN PHARMACEUTICAL CO., LTD.


                                  By: /s/ Weng Jianjun
                                      -----------------------------------------
                                      Weng Jianjun, Principal Executive Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                             Date

/s/ Weng Jianjun             Principal Executive Officer
--------------------------   and a Director                   March 28, 2007
Weng Jianjun

/s/ Li Deshun                    Director                     March 28, 2007
--------------------------
Li Deshun

/s/ Jia Ning                     Director                     March 28, 2007
---------------------------
Jia Ning

/s/ Wang Hongwei                 Director                     March 28, 2007
---------------------------
Wang Hongwei

                                 Director                     March __, 2007
---------------------------
He Yanming

/s/ Ma Zhiguo                    Director                     March 28, 2007
---------------------------
Ma Zhiguo

                                 Director                     March __, 2007
---------------------------
Liang Dingbang

/s/ Ren Ping                     Director                     March 28, 2007
---------------------------
Ren Ping

/s/ Wang Yanqing                 Director                     March 28, 2007
---------------------------
Wang Yanqing

/s/ Zhu Jie                      Principal Financial and
--------------------------       Accounting Officer           March 28, 2007
Zhu Jie

                        TIAN'AN PHARMACEUTICAL CO., LTD.


                                   FORM 10-KSB

                                    EXHIBITS