Form 10QSB
period 2007-03-31
Tian'an Pharmaceutical Co., Ltd.
filed 2007-05-15
CIK 1366581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number - None

                        TIAN'AN PHARMACEUTICAL CO., LTD.
                 ---------------------------------------------

          Nevada                                            None
---------------------------                 ------------------------------------
State or other jurisdiction                 (I.R.S.) Employer Identification No.
    of incorporation

                      Level 11, International Trade Centre,
                           No. 196 Xiaozhai East Road
                                  Xi'an, China
                        --------------------------------
                     Address of principal executive offices

                                0086-29-85381586
                       ----------------------------------
               Registrant's telephone number, including area code

                                       N/A
           ----------------------------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.


            Yes        X                              No         __
                  ------------                              ------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                                             No    __X___
                  ------------------                                -

     As of May 15, 2007 the Company had 13,994,850 outstanding shares of common stock.

                        TIAN'AN PHARMACEUTICAL CO., LTD.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)
                                                                         -------

Report of Independent Registered Public Accounting Firm                     1

Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)       2

Condensed Consolidated Statements of Income and Accumulated Other
  Comprehensive Income for the Three Months Ended March 31, 2007
  and 2006 (Unaudited)                                                      3

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2006 and 2005 and Three Months
  Ended March 31, 2007 (Unaudited)                                          4

Condensed Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2007 and 2006 (Unaudited)                                 5

Notes to Condensed Consolidated Financial Statements                     6-24

                               MICHAEL POLLACK CPA
                               46 EQUESTRIAN LANE
                              CHERRY HILL, NJ 08003
                               TEL (215) 588-5299
                               FAX (609) 482-8018

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tian'An Pharmaceutical Co., Ltd.

I have reviewed the accompanying condensed consolidated balance sheet of Tian' An Pharmaceutical Co., Ltd. (the "Company") as of March 31, 2007 and the related condensed consolidated statements of income and accumulated other comprehensive income, changes in stockholders' equity, and cash flows for the three months ended March 31, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

I conducted the reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.



/s/ Michael Pollack CPA
Cherry Hill, NJ
May 8, 2007

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2007 (UNAUDITED)
                                    (IN US$)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                         $   5,760,132
  Accounts receivable, net                              2,031,171
  Inventories                                             639,289
  Other receivables                                     1,034,368
  Prepaid expenses and other current assets                15,745
                                                  ---------------

   Total Current Assets                                 9,480,705
                                                  ---------------

Fixed assets, net of depreciation                       1,226,165
                                                  ---------------

Other Assets:
  Intangible assets, net                                1,374,174
                                                  ---------------

   Total Other Assets                                   1,374,174
                                                  ---------------

TOTAL ASSETS                                      $    12,081,044
                                                  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses           $       438,099
  Accrued taxes                                           202,359
                                                  ---------------

   Total Current Liabilities                              640,458
                                                  ---------------

   Total Liabilities                                      640,458
                                                  ---------------

Minority interest                                         103,112
                                                  ---------------
STOCKHOLDERS' EQUITY
 Preferred stock, $.001 Par Value; 20,000,000
  shares authorized and 0 shares issued and
  outstanding                                                   -
 Common stock, $.001 Par Value; 50,000,000 shares
  authorized and 13,994,850 shares issued and
  outstanding, respectively                                13,995
 Additional paid-in capital                             7,287,451
 Statutory reserves                                       380,632
 Retained earnings                                      3,116,924
 Accumulated other comprehensive income                   538,472
                                                  ---------------

      Total Stockholders' Equity                       11,337,474
                                                  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   12,081,044
                                                  ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)


                                                     2007             2006
                                                     ----             ----

 OPERATING REVENUES                             $ 2,397,688       $ 1,691,059
                                                ------------      ------------
 COST OF SALES
   Inventory, beginning of period                   608,490           473,294
   Depreciation and amortization expense            114,329           107,976
   Purchases                                        708,244           376,222
   Inventory, end of period                        (639,289)         (355,733)
                                                ------------      ------------
        Total Cost of Sales                         791,774           601,759
                                                ------------      ------------
 GROSS PROFIT                                     1,605,914         1,089,300
                                                ------------      ------------
 OPERATING EXPENSES
    Selling and promotion                           547,670           564,492
    General and administrative fees                 101,648            80,111
    Depreciation, amortization and impairment         7,189             2,770
                                                ------------      ------------
        Total Operating Expenses                    656,507           647,373
                                                ------------      ------------
 INCOME BEFORE OTHER INCOME                         949,407           441,927

 OTHER INCOME
    Rental income                                    10,633                 -
    Interest income                                   9,415             6,535
                                                ------------      ------------
        Total Other Income                           20,048             6,535
                                                ------------      ------------
 NET INCOME BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                           969,455           448,462
 Minority interest                                   (4,358)              211
                                                ------------      ------------
 NET INCOME BEFORE PROVISION FOR INCOME TAXES       965,097           448,673
 Provision for Income Taxes                        (144,410)          (72,443)
                                                ------------      ------------
 NET INCOME APPLICABLE TO COMMON SHARES         $   820,687       $   376,230
                                                ============      ============
 NET INCOME PER BASIC AND DILUTED SHARES        $      0.06       $      0.03
                                                ============      ============

 WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                          13,994,850        13,994,850
                                                ============      ============
 COMPREHENSIVE INCOME
     Net income                                 $   820,687       $   376,230
     Other comprehensive income
     Currency translation adjustments               111,933            62,117
 Comprehensive income                           $   932,620       $   438,347


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)

                                                                                                 Accumulated
                                                                Additional                          Other
                                             Common Stock        Paid-in   Statutory  Retained  Comprehenisve
                                        Shares          Amount   Capital    Reserves  Earnings   Income(Loss)    Total
                                        ---------------------------------------------------------------------------------

Balance January 1, 2005                5,445,000     $5,445,000  $       --  $  13,686  $  77,555  $       --    $ 5,536,241
                                     ------------  ------------- ----------- ---------- ---------- -----------   ------------
Capital contributions                  1,856,445      1,856,445          --         --         --          --      1,856,445

Shares cancelled upon merger with
   Tian An (Nevada)                   (7,301,445)    (7,301,445)         --         --         --          --     (7,301,445)

Shares issued for services                   100             --           1         --         --          --              1

Shares issued in merger with Xi' An
Tian'An                               13,994,750         13,995   7,287,450         --         --          --      7,301,445

Transfer of statutory reserves                --             --          --    139,364   (139,364)         --             --

Net income for the year ended
December 31, 2005                             --             --          --         --  1,061,050     129,553      1,190,603
                                     ------------  ------------- ----------- ---------- ---------- -----------   ------------
Balance December 31, 2005             13,994,850         13,995   7,287,451    153,050    999,241     129,553      8,583,290

Transfer of statutory reserves                --             --          --    227,582   (227,582)         --             --

Net income for the year ended
December 31, 2006                             --             --          --         --  1,520,220     296,986      1,817,206
                                     ------------  ------------- ----------- ---------- ---------- -----------   ------------
Balance December 31, 2006
                                      13,994,850         13,995   7,287,451    380,632  2,291,879     426,539     10,400,496

Net income for the period ended
March 31, 2007                                --             --          --         --    825,045     111,933        936,978
                                     ------------  ------------- ----------- ---------- ---------- -----------   ------------
Balance March 31, 2007                13,994,850   $     13,995  $7,287,451  $ 380,632 $3,116,924  $  538,472    $11,337,474
                                     ============  ============= =========== ===================== ===========   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                                      2007             2006
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $    820,687     $    376,230
                                                 -------------    -------------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation, amortization and impairment           121,518          109,558
   Minority interest                                    4,358             (211)

Changes in assets and liabilities
  (Increase) in accounts receivable                  (519,778)         (96,006)
  (Increase) decrease in inventory                    (30,799)         117,561
  (Increase) in other receivables                     (11,568)          (7,443)
  Decrease in prepaid expenses and other
   current assets                                      40,702           35,579
  Decrease in other assets                                  -           28,720
  (Decrease) in accounts payable and and
   accrued expenses                                   (18,665)         (72,049)
     Increase in accrued taxes                         76,543            1,145
                                                 -------------    -------------
     Total adjustments                               (337,689)         116,854
                                                 -------------    -------------
     Net cash provided by operating activities        482,998          493,084
                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisitions) disposals of fixed assets                 -          (14,036)
                                                 -------------    -------------
     Net cash (used in) investing activities                -          (14,036)
                                                 -------------    -------------
Effect of foreign currency translation                 86,531           43,817
                                                 -------------    -------------
NET INCREASE IN
    CASH AND CASH EQUIVALENTS                         569,529          522,865

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                             5,190,603        3,561,148
                                                 -------------    -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD        $  5,760,132     $  4,084,013
                                                 =============    =============
CASH PAID DURING THE PERIOD FOR:
    Income taxes                                 $          -     $          -
                                                 =============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

            The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

            These condensed unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

            Tian' An Pharmaceutical Co. Ltd. ("Tian' An") was established in Xi'An of the Peoples Republic of China ("PRC") by Shaanxi Bafang Science and Technology Investment Co., Ltd, Shaanxi Economic Cooperation Property Company, Shaanxi Ruike Investment Co., Ltd., Xi'An Green Health Products Research Center, Xi'An Green Science and Technology and nineteen individuals on January 17, 2003. In 2005, Shaanxi Bafang Science and Technology Investment Co., Ltd. and Shaanxi Ruike Investment Co., Ltd. transferred a portion of their ownership interest to two individuals, and an additional 1,856,445 shares were purchased by two individuals and one company.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The 3.7% interest not owned by the Company in its joint venture with Xi' An Tian'An Pharmacy Marketing Co., Ltd. is reflected as a minority interest in the consolidated financial statements.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $727 as of March 31, 2007 in cash on hand. The remainder of the cash was in financial institutions.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Fair Value of Financial Instruments

            The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

            Currency Translation

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of March 31, 2007 was 7.7342 and the average period RMB to the US dollar for the three months ended March 31, 2007 and 2006 were 7.7780 and 8.1734, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2007 and 2006, the Company recorded approximately $111,933 and $62,117 in transaction gains (losses) as a result of currency translation.


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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Accounts Receivable

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve for uncollectibles of $7,681 as of March 31, 2007.

            Accounts receivable are generally due within 30 days and collateral is not required.

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2007 and 2006 of $547,670 and $564,492, respectively are included in selling and promotional expenses in the condensed consolidated statements of income. Advertising costs include marketing brochures and displays for retail outlets.

            Advance to Suppliers

            Advances to suppliers represent the cash paid in advance for purchasing raw materials.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                            As of March 31, 2007
                                            Gross
                                           Carrying    Accumulated
                                            Amount     Amortization     Net
                                           --------    ------------     ---

 Amortized Intangible Assets:

   Pharmaceutical licenses                $ 2,521,272  $ 1,147,098  $ 1,374,174
                                          ===========  ============ ============
 Amortization Expense:

   For the three months ended
    March 31, 2007                                       $  92,810
   For the three months ended
    March 31, 2006                                          89,676

 Estimated Amortization Expense:

   For the nine months ended
    December 31, 2007                                    $ 280,007
   For the year ended December 31, 2008                    373,342
   For the year ended December 31, 2009                    373,342
   For the year ended December 31, 2010                    347,483
                                                        -----------
                 Total                                  $1,374,174
                                                        ===========

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                      March 31,      March 31,
                                                        2007           2006
                                                   -------------  -------------

            Net income                              $  820,687     $  376,230
                                                    -----------    -----------

            Weighted-average common shares
            Outstanding (Basic)                     13,994,850     13,994,850

            Weighted-average common stock
            Equivalents
              Stock options                                  -              -
              Warrants                                       -              -
                                                    -----------    -----------
            Weighted-average common shares
            Outstanding (Diluted)                   13,994,850     13,994,850
                                                    ===========    ===========

            Major Customers

            A major customer is a customer that represents 10% of the Company's sales.

            For the three months ended March 31, 2007 and 2006, the Company had five and four major customers that represented approximately 92% and 85% of the Company's sales, respectively.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Stock-Based Compensation

            The Company follows FASB 123R in accounting for its stock based compensation (see Recent Accounting Pronouncements). This measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. The Company for 2007 and 2006 did not grant any options or warrants that would need to be valued under such method. The following represents the effect on net income attributable to common shareholders per share if the fair value method had been applied to all awards.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock-Based Compensation (Continued)

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Segment Information

            The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2007 and 2006, the Company operated in one segment and one geographical location.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 3-     FIXED ASSETS

            Fixed assets as of March 31, 2007 were as follows:

                                       Estimated
                                         Useful
                                      Lives (Years)
                                      -------------

            Land use right                  50            $0
            Building                        35       621,155
            Equipment                       5         44,715
            Machinery                       10       647,402
            Vehicles                        8         25,859
            Leasehold improvements          5        122,831
                                                     -------

                                                   1,461,962
            Less: accumulated depreciation           235,797
                                                   ---------

            Property and equipment, net           $1,226,165
                                                  ==========


            There was $28,708 and $21,070 charged to operations for depreciation expense for the three months ended March 31, 2007 and 2006, respectively, of which $21,519 and $18,300 is included in cost of goods sold. There was no impairment for these assets during the three months ended March 31, 2007 and 2006.

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

            The Company has leased a portion of their buildings to two non-related parties. The lease term runs from November 2005 to November 2006 and has been extended for another year. Rental income earned by the Company approximates $40,420 RMB per month ($3,370 US$). These amounts are included in other income in the condensed consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4-     INVENTORIES

            Inventories consisted of the following as of March 31, 2007:



            Raw materials                           $128,796
            Work in process                           25,209
            Finished goods                           485,284
                                                     -------

                                                     639,289
            Less:     provision    for
            write-down of inventory                        -
                                                           -
            Inventory, net                          $639,289
                                                    ========

            There was no obsolescence of inventory or write-downs of inventory for the three months ended March 31, 2007 and 2006.

NOTE 5-     STOCKHOLDERS' EQUITY

            Common Stock

            As of March 31, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

            The Company issued 100 shares of common stock to its founder for $1.00, then exchanged 13,994,750 shares of common stock in exchange of 100% of the authorized capital of Tian' An Pharmaceutical Co., Ltd (CHINA).

            Tian'An Pharmaceutical Co., Ltd (CHINA) in 2003 issued 5,445,000 shares.

            During 2005, Tian' An issued an additional 1,856,445 shares pre-merger with the Nevada corporation to have 7,301,445 shares issued. These shares were exchanged for 13,994,750 shares of the Nevada corporation. No shares were issued in 2006 or 2007, however, two shareholders of the Company privately sold 666,950 shares to another entity. The transaction had no impact on new issued shares, and no value added to treasury stock.

            The Company has not granted any options or warrants during 2007 or 2006.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 5-     STOCKHOLDERS' EQUITY (CONTINUED)

            Preferred Stock

            As of March 31, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

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


NOTE 6-     PROVISION FOR INCOME TAXES

            Corporate Income Taxes

            In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 15% and 33%. The corporate income tax for 2007 and 2006 was 15%, respectively, because Tian' An is considered a high technology company by the Chinese government. For 2004, the Company was provided tax relief by the government and their tax was at 0%. For 2007, it is anticipated that the Company will be taxed at the 15% rate, and then commencing 2008, the Company will apply for approval to be taxed as a high technology company again for another three years to be taxed at 15%. Should they not be considered a high technology company they will be taxed at the 33% tax rate.

            At March 31, 2007 and 2006, corporate income tax consists of the following:

                                                2007            2006
                                                ----            ----

            Tax expense - current             $144,410        $72,443

            The surcharge on taxes not deductible for PRC purposes represents permanent differences due to salary and welfare items exceeding the ceiling based on PRC regulations regarding headcount. In addition, there are some very small tax surcharges included here such as a business tax on the rental income, water conservancy funds and educational assessments.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 6-     PROVISION FOR INCOME TAXES (CONTINUED)

            Corporate Income Taxes (Continued)

            A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                    ---------------------------
                                                       2007         2006
                                                    -----------  ------------

            Statutory rate - corporate income tax      15%           15%

            Surcharge on taxes not deductible for
            PRC purposes                               0.0           1.1
                                                    -----------  ------------
                                                      15.0%         16.1%
                                                    ===========  ============

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

            Value Added Tax

            In accordance with the relevant taxation laws in the PRC, the Value Added tax ("VAT") rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases. The VAT that the Company collects on sales is not included in sales. The amount of VAT payable as of March 31, 2007 is $98,317 and is included in accounts payable and accrued expenses.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

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

            Tian' An paid Xi' An Gelin Healthy Production Research Institute approximately $1,000,000 (US$) (8,000,000 RMB). Xi' An Gelin Healthy Production Research Institute in accordance with the agreement must offer the result of their research and development of the new medicine by August 2011, and have it licensed by December 2011. Should Xi' An Gelin Healthy Production Research Institute fail to obtain a license for the product, they must return the fee. The Company has recorded this fee in other receivables on its condensed consolidated balance sheet as of March 31, 2007.

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

            Minimum lease payments under operating leases at March 31, 2007 are as follows:

              Period ending March 31, 2008                   $164,432
                                      2009                    110,992
                                      2010                     92,512

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Three Months Ended March 31, 2007
---------------------------------

      Material changes of items in our Statement of Operations for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, are discussed below:

      Operating Revenue: Our second product, the Tianan soft capsule, came to market in January 2006. Our third product, the Nizhuanie soft capsule, came to market in January 2007. As a result, revenues increased significantly during the current quarter.

      Gross Profit: Our gross profit percentage was 67% during March 31, 2007, which was comparable to our gross profit percentage of 64% during March 31, 2006.

      General and Administrative Expenses: Salaries, benefits, travel and entertainment increased as the result of higher sales activity.

      Net Income: Net income during the three months ended March 31, 2007 was 34% of our Operating Revenues. In comparison, our net income was 22% of our Operating Revenues during the three months ended March 31, 2006. The increase, from a percentage standpoint, was due to a higher gross profit percentage during the quarter and the fact that Operating Expenses were relatively the same amount as in the quarter ended March 31, 2006 despite a significant increase in sales during the current period.

Trends, Events and Uncertainties
--------------------------------

      We anticipate that revenues will continue to increase since we received government approval to sell our Nizhuanle soft capsule in December 2007. Revenues are also expected to increase once we receive government approval to market all of our products through our subsidiary, Xian Tianan Pharmacy Marketing Co., Ltd.

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

Liquidity and Capital Resources
-------------------------------

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

Our material sources and (uses) of cash during the three months ended March 31, 2007 were:

                                                          2007
                                                          ----

         Cash provided by operations                    $482,998
         Changes in foreign exchange rate              $  86,531

       Our material sources and (uses) of cash during the three months ended March 31, 2006 were:

                                                          2006
                                                          ----

         Cash provided by operations                   $493,084
         Purchase of manufacturing equipment          $ (14,036)
         Changes in foreign exchange rate             $  43,817

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

      Weng Jianjun, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in her opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits

      Number      Exhibit
      ------      -------

        31        Rule 13a-14(a) Certifications

        32        Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2007.

                               TIAN'AN PHARMACEUTICAL CO., LTD.



                                          By:  /s/ Weng Jianjun
                                               ------------------------------
                                               Weng Jianjun, Principal Executive
                                               Officer,


                                          By:  /s/ Zhu Jie
                                               ------------------------------
                                               Zhu Jie, Principal Financial and
                                               Accounting Officer