Form 10QSB
period 2007-06-30
Tian'an Pharmaceutical Co., Ltd.
filed 2007-08-10
CIK 1366581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                      Level 11, International Trade Centre,
                           No. 196 Xiaozhai East Road
                                  Xi'an, China
                       ---------------------------------
                     Address of principal executive offices

                                0086-29-85381586
                         -----------------------------
               Registrant's telephone number, including area code

                                       N/A
                     -------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.


            Yes        X                              No         __
                  ------------                              ------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                                             No    X
                  ------------------                           -------

     As of July 31, 2007 the Company had 13,994,850 outstanding shares of common stock.

                        TIAN'AN PHARMACEUTICAL CO., LTD.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page(s)

Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)       1

Condensed Consolidated Statements of Income and Accumulated Other
   Comprehensive Income for the Six and Three Months Ended
   June 30, 2007 and 2006 (Unaudited)                                      2

Condensed Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 2006 and 2005 and
  Six Months Ended June 30, 2007 (Unaudited)                               3

Condensed Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 2007 and 2006 (Unaudited)                                  4

Notes to Condensed Consolidated Financial Statements                     5-23

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2007 (UNAUDITED)
                                    (IN US$)

                                     ASSETS
                                     ------

      Current Assets:
        Cash and cash equivalents                            $   6,616,242
        Accounts receivable, net                                 2,337,552
        Inventories                                                628,000
        Other receivables                                        1,049,872
        Prepaid expenses and other current assets                   57,941
                                                              -------------
          Total Current Assets                                  10,689,607
                                                              -------------

        Fixed assets, net of depreciation                        1,215,717
                                                              -------------

      Other Assets:
        Intangible assets, net                                   1,300,037
                                                              -------------

          Total Other Assets                                     1,300,037
                                                              -------------

      TOTAL ASSETS                                            $ 13,205,361
                                                              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

      LIABILITIES
      Current Liabilities:
        Accounts payable and accrued expenses                 $    450,649
        Accrued taxes                                              156,361
                                                              -------------

            Total Current Liabilities                              607,010
                                                              -------------

            Total Liabilities                                      607,010
                                                              -------------

      Minority interest                                             98,918
                                                              -------------

      STOCKHOLDERS' EQUITY
        Preferred stock, $.001 Par Value; 20,000,000
         shares authorized and 0 shares issued and
         outstanding                                                     -
        Common stock, $.001 Par Value; 50,000,000 shares
         authorized and 13,994,850 shares issued and
         outstanding, respectively                                  13,995
        Additional paid-in capital                               7,287,451
        Statutory reserves                                         380,632
        Retained earnings                                        4,105,078
        Accumulated other comprehensive income                     712,277
                                                              -------------
            Total Stockholders' Equity                          12,499,433
                                                              -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 13,205,361
                                                              =============


The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                            SIX MONTHS ENDED          THREE MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           2007          2006         2007         2006
                                        ---------     ---------    ----------    ---------


OPERATING REVENUES                    $ 5,134,958   $ 3,461,039   $ 2,737,270   $ 1,778,759
                                      ------------  ------------  ------------  ------------

COST OF SALES
 Inventory, beginning of period           608,490       473,294       639,289       355,733
 Depreciation and amortization expense    230,264       179,823       115,935        90,147
 Purchases                              1,471,362     1,057,602       763,118       663,081
 Inventory, end of period                (628,000)     (480,472)     (628,000)     (480,472)
                                      ------------  ------------  ------------  ------------
       Total Cost of Sales
                                        1,682,116     1,230,247       890,342       628,489
                                      ------------  ------------  ------------  ------------
GROSS PROFIT                            3,452,842     2,230,792     1,846,928     1,150,270
                                      ------------  ------------  ------------  ------------
OPERATING EXPENSES
   Selling and promotion                1,233,181     1,158,705       685,511       594,213
   General and administrative fees        201,829       269,906       100,181       190,183
   Loss on disposal of fixed assets             -         1,671             -         1,671
   Depreciation, amortization and
    impairment                             14,473         6,047         7,284         3,277
                                      ------------  ------------  ------------  ------------
       Total Operating Expenses         1,449,483     1,436,329       792,976       789,344
                                      ------------  ------------  ------------  ------------
INCOME BEFORE OTHER INCOME              2,003,359       794,463     1,053,952       360,926

OTHER INCOME
   Rental income                           31,451        19,237        20,818        10,458
   Interest income                         20,195        13,794        10,780         7,436
                                      ------------  ------------  ------------  ------------
       Total Other Income                  51,646        33,031        31,598        17,894
                                      ------------  ------------  ------------  ------------

NET INCOME BEFORE PROVISION FOR INCOME
TAXES AND MINORITY INTEREST             2,055,005       827,494     1,085,550       378,820
Minority interest                            (164)          268         4,194            57
                                      ------------  ------------  ------------  ------------

NET INCOME BEFORE PROVISION FOR
INCOME TAXES                            2,054,841       827,762     1,089,744       378,877
Provision for Income Taxes               (241,806)     (141,753)      (97,396)      (69,310)
                                      ------------  ------------  ------------  ------------
NET INCOME APPLICABLE TO COMMON
SHARES                                $ 1,813,035   $   686,009   $   992,348   $   309,567
                                      ============  ============  ============  ============

NET INCOME PER BASIC AND DILUTED
SHARES                                $      0.13   $      0.05   $      0.07   $      0.02
                                      ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     13,994,850    13,994,850    13,994,851     3,994,850
                                      ============  ============  ============  ============
COMPREHENSIVE INCOME
 Net income                           $ 1,813,035   $   686,009   $   992,348   $   309,567
 Other comprehensive income
  Currency translation adjustments        285,738        89,989       173,805        27,605
                                      ------------  ------------  ------------  ------------
Comprehensive income                  $ 2,098,773   $   775,998   $ 1,166,153       337,172
                                      ============  ============  ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND
                       FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)


                                                                                                 Accumulated
                                                               Additional                          Other
                                            Common Stock        Paid-in    Statutory  Retained  Comprehenisve   Treasury
                                       Shares         Amount    Capital     Reserves  Earnings  Income (Loss)     Stock     Total
                                       --------------------------------------------------------------------------------------------

Balance January 1, 2005               5,445,000     5,445,000  $       -   $  13,686  $  77,555   $       -     $     -  $5,536,241

Capital contributions                 1,856,445     1,856,445          -           -          -           -           -   1,856,445

Shares cancelled upon merger
 with Tian An (Nevada)               (7,301,445)   (7,301,445)         -           -          -           -           -  (7,301,445)

Shares issued for services                  100             -          1           -          -           -           -           1

Shares issued in merger with
 Xi' An Tian' An                     13,994,750        13,995  7,287,450           -          -           -           -   7,301,445

Transfer of statutory reserves                -             -          -     139,364   (139,364)          -           -           -

Net income for the year ended
 December 31, 2005                            -             -          -           -  1,061,050     129,553           -   1,190,603
                                    ------------  ------------ ---------- ----------- ---------- ----------- ----------- -----------

Balance December 31, 2005            13,994,850        13,995  7,287,451     153,050    999,241     129,553           -   8,583,290

Transfer of statutory reserves                -             -          -     227,582   (227,582)          -           -           -

Net income for the year ended
 December 31, 2006                            -             -          -           -  1,520,220     296,986           -   1,817,206
                                    ------------  ------------ ---------- ----------- ---------- ----------- ----------- -----------

Balance December 31, 2006            13,994,850        13,995  7,287,451     380,632  2,291,879     426,539           -  10,400,496


Net income for the period
 ended June 30, 2007                          -             -          -           -  1,813,199     285,738           -   2,098,937
                                    ------------  ------------ ---------- ----------- ---------- ----------- ----------- -----------
Balance June 30, 2007              $13,994,850    $    13,995  $7,287,451 $  380,632 $4,105,078  $  712,277  $        -  $2,499,433
                                   =============  ============ ========== =========== ========== =========== =========== ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                                         2007            2006
                                                       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $ 1,813,035    $   686,009
                                                     ------------   ------------

   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation, amortization and impairment           244,737        187,977
     Loss on disposal of fixed assets                          -          1,671
     Minority interest                                       164           (268)

  Changes in assets and liabilities
     (Increase) in accounts receivable                  (786,154)      (294,996)
     (Increase) decrease in inventory                     (3,404)        (7,178)
     (Increase) in other receivables                           -        (10,747)
     Decrease in prepaid expenses and other current assets     -        (29,665)
     Decrease in other assets                                  -         60,327
     (Decrease) in accounts payable and
       and accrued expenses                              (28,740)        26,439
     Increase in accrued taxes                            27,215              -
                                                     ------------   ------------
     Total adjustments                                  (546,182)       (66,440)
                                                     ------------   ------------

     Net cash provided by operating activities         1,266,853        619,569
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisitions) of fixed assets                           (477)       (29,165)
   Disposals of fixed assets                                   -         28,118
                                                     ------------   ------------

      Net cash (used in) investing activities               (477)        (1,047)
                                                     ------------   ------------
Effect of foreign currency translation                   159,263         89,989
                                                     ------------   ------------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                          1,425,639        708,511

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                5,190,603      3,561,148
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $ 6,616,242    $ 4,269,659
                                                     ============   ============

CASH PAID DURING THE PERIOD FOR:
    Income taxes                                     $         -    $         -
                                                     ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION
------------------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
------------------------------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
------------------------------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------------

          Economic and Political Risks
          ----------------------------

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

          Cash and Cash Equivalents
          -------------------------

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $906 as of June 30, 2007 in cash on hand. The remainder of the cash was in financial institutions.

          Comprehensive Income
          --------------------

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

          Inventory
          ---------

          Inventory is valued at the lower of cost or market (using the weighted average method) and net realizable value. Inventory includes raw material, work in process and finished goods.

          The net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion, selling expenses and related taxes.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

          Currency Translation
          --------------------

          The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of June 30, 2007 was 7.62 and the average period RMB to the US dollar for the six months ended June 30, 2007 and 2006 were 7.653 and 8.007, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2007 and 2006, the Company recorded approximately $285,738 and $89,989 in transaction gains (losses) as a result of currency translation.

          Research and Development
          ------------------------

          The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred.

          Retirement Benefits
          -------------------

          Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Revenue Recognition
          -------------------

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

          Accounts Receivable
          -------------------

          The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve for uncollectibles of $7,796 as of June 30, 2007.

          Accounts receivable are generally due within 30 days and collateral is not required.

          Advertising Costs
          -----------------

          The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2007 and 2006 of $1,016,595 and $986,983, respectively are included in selling and promotional expenses in the condensed consolidated statements of income. Advertising costs include marketing brochures and displays for retail outlets.

          Advance to Suppliers
          --------------------

          Advances  to  suppliers   represent  the  cash  paid  in  advance  for
          purchasing raw materials.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Fixed Assets
          ------------

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

          Land Use Rights
          ---------------

          According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights would be amortized using the straight-line method over the respective lease term. The Company does not have nay land use rights.

          Construction in Progress
          ------------------------

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

          Impairment of Long-Lived Assets
          -------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

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


                                         As of June 30, 2007
                                   -------------------------------
                                   Gross
                                  Carrying    Accumulated
                                   Amount     Amortization     Net
                                  --------    ------------   -------

Amortized Intangible Assets:

 Pharmaceutical licenses        $ 2,521,272   $ 1,221,235   $1,300,037
                                ===========   ===========   ==========

Amortization Expense:

 For the six months ended June 30, 2007       $   186,845
 For the six months ended June 30, 2006           179,823

Estimated Amortization Expense:

 For the six months ended December 31, 2007   $   205,870
 For the year ended December 31, 2008             373,342
 For the year ended December 31, 2009             373,342
 For the year ended December 31, 2010             347,483
                                              -----------
              Total                           $ 1,300,037
                                              ============

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Earnings Per Share of Common Stock
          ----------------------------------

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                         June 30,       June 30,
                                          2007           2006
                                      -------------  -------------

Net income                             $ 1,813,035    $  686,009
                                      -------------  -------------

Weighted-average common shares
Outstanding (Basic)                     13,994,850    13,994,850

Weighted-average common stock
Equivalents
  Stock options                                  -             -
  Warrants                                       -             -
                                      -------------  -------------

Weighted-average common shares
Outstanding (Diluted)                   13,994,850    13,994,850
                                      =============  =============


          Major Customers
          ---------------

          A major customer is a customer that represents 10% of the Company's sales.

          For the six months ended June 30, 2007 and 2006, the Company had five major customers that represented approximately 96% and 92% of the Company's sales, respectively.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Income Taxes
          ------------

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

          Stock-Based Compensation
          ------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Stock-Based Compensation (Continued)
          ------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Segment Information
          -------------------

          The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2007 and 2006, the Company operated in one segment and one geographical location.

          Recent Accounting Pronouncements
          --------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 3-   FIXED ASSETS
----------------------

            Fixed assets as of June 30, 2007 were as follows:

                                        Estimated
                                         Useful
                                      Lives (Years)

            Land use right                  50            $0
            Building                        35       621,155
            Equipment                       5         45,192
            Machinery                       10       647,402
            Vehicles                        8         25,859
            Leasehold improvements          5        122,831
                                                  ----------

                                                   1,462,439
            Less: accumulated depreciation           246,722
                                                  ----------
            Property and equipment, net           $1,215,717
                                                  ==========

          There was $57,892 and $26,003 charged to operations for depreciation expense for the six months ended June 30, 2007 and 2006, respectively, of which $43,419 and $19,956 is included in cost of goods sold. There was no impairment for these assets during the six months ended June 30, 2007 and 2006.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 4-   INVENTORIES
---------------------

          Inventories consisted of the following as of June 30, 2007:



          Raw materials                           $195,850
          Work in process                           25,715
          Finished goods                           406,435
                                                 ---------

                                                   628,000

          Less: provision for write-down
          of inventory                                   -
                                                 ---------
          Inventory, net                         $ 628,000
                                                 =========

          There was no obsolescence of inventory or write-downs of inventory for the six months ended June 30, 2007 and 2006.

NOTE 5-   STOCKHOLDERS' EQUITY
------------------------------

          Common Stock
          ------------

          As of June 30, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 5-   STOCKHOLDERS' EQUITY (CONTINUED)
------------------------------------------

          Preferred Stock
          ---------------

          As of June 30 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

          Statutory Reserves
          ------------------

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

NOTE 6-   PROVISION FOR INCOME TAXES
------------------------------------

          Corporate Income Taxes
          ----------------------

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

          At June 30, 2007 and 2006, corporate income tax consists of the following:

                                             2007         2006
                                             ----         ----

          Tax expense - current          $  241,806   $  141,753

          The surcharge on taxes not deductible for PRC purposes represents permanent differences due to salary and welfare items exceeding the ceiling based on PRC regulations regarding headcount. In addition, there are some very small tax surcharges included here such as a business tax on the rental income, water conservancy funds and educational assessments.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 6-   PROVISION FOR INCOME TAXES (CONTINUED)
------------------------------------------------

          Corporate Income Taxes (Continued)
          ----------------------------------

          A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                    -------------------------
                                                       2007         2006
                                                    -----------  ------------

            Statutory rate - corporate income tax        15%           15%

            Surcharge on taxes not deductible for     (3.25)            3
            PRC purposes                            -----------  ------------
                                                      11.75%           18%
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

          Value Added Tax
          ---------------

          In accordance with the relevant taxation laws in the PRC, the Value Added tax ("VAT") rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases. The VAT that the Company collects on sales is not included in sales. The amount of VAT payable as of June 30, 2007 is $110,688 and is included in accounts payable and accrued expenses.

NOTE 7-   SUBSIDIARY
--------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

NOTE 8-   RELATED PARTY TRANSACTIONS
------------------------------------

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

          Tian' An paid Xi' An Gelin Healthy Production Research Institute approximately $1,000,000 (US$) (8,000,000 RMB). Xi' An Gelin Healthy Production Research Institute in accordance with the agreement must offer the result of their research and development of the new medicine by August 2011, and have it licensed by December 2011. Should Xi' An Gelin Healthy Production Research Institute fail to obtain a license for the product, they must return the fee. The Company has recorded this fee in other receivables on its condensed consolidated balance sheet as of June 30, 2007.

          Should Tian' An receive the license, the payment will be reclassified to Intangible Assets and amortized over the term of the license and tested for impairment quarterly by Management.

NOTE 9-   COMMITMENTS
---------------------

          Rental
          ------

          Tian' An has entered into lease agreements for their manufacturing plant and office space that expire through October 2009. Rentals vary in amounts ranging up to $8,000 (US) per month.

          Minimum lease payments under operating leases at June 30, 2007 are as follows:

                Period ending June 30, 2008                   $164,432
                                       2009                    110,992
                                       2010                     32,250

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

Six Months Ended June 30, 2007
------------------------------

      Material changes of items in our Statement of Operations for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, are discussed below:

      Operating Revenue: Our third product, the Nizhuanie soft capsule, came to market in January 2007. As a result, revenues increased significantly during the current six month period.

      Gross Profit: Our gross profit percentage was 67% during June 30, 2007, which was comparable to our gross profit percentage of 64% during June 30, 2006.

      Net Income: Net income during the six months ended June 30, 2007 was 35% of our Operating Revenues. In comparison, our net income was 19% of our Operating Revenues during the six months ended June 30, 2006. The increase, from a percentage standpoint, was due to a higher gross profit percentage during the period and the fact that Operating Expenses were relatively the same amount as during the six months ended June 30, 2006 despite a significant increase in sales during the current period.

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

Liquidity and Capital Resources
-------------------------------

      Future payments due on our contractual obligations as of June 30, 2007 are as follows:

                                            Twelve Months Ended June 30,
Item                    Total              2008         2009         2010
----                    -----            --------    --------      --------

Lease Payments        $307,674           $164,432    $110,992      $32,250


      Except as shown in the foregoing table, as of June 30, 2007 we did not have any material capital commitments.

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

Our material sources and (uses) of cash during the six months ended June 30, 2007 were:

                                                          2007
                                                          ----

         Cash provided by operations                  $1,266,853
         Changes in foreign exchange rate             $  159,263

       Our material sources and (uses) of cash during the six months ended June 30, 2006 were:

                                                          2006
                                                          ----

         Cash provided by operations                   $619,569
         Changes in foreign exchange rate              $ 89,989

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

      Weng Jianjun, the Company's Chief Executive Officer and Zhu Jie, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits

      Number      Exhibit
      ------      -------

        31        Rule 13a-14(a) Certifications

        32        Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

                               TIAN'AN PHARMACEUTICAL CO., LTD.



                               By: /s/ Weng Jianjun
                                   ---------------------------------------
                                   Weng Jianjun, Principal Executive Officer


                               By: /s/ Zhu Jie
                                   ---------------------------------------
                                   Zhu Jie, Principal Financial and Accounting
                                   Officer