Form 10QSB
period 2007-09-30
Tian'an Pharmaceutical Co., Ltd.
filed 2007-11-13
CIK 1366581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number - None

                        TIAN'AN PHARMACEUTICAL CO., LTD.
               --------------------------------------------------

         Nevada                                          None
State or other jurisdiction               (I.R.S.) Employer Identification No.
    of incorporation

                      Level 11, International Trade Centre,
                           No. 196 Xiaozhai East Road
                                  Xi'an, China
                     -------------------------------------
                     Address of principal executive offices

                                0086-29-85381586
                         ------------------------------
               Registrant's telephone number, including area code

                                       N/A
                        -------------------------------
                  Former address of principal executive offices

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

   As of October 31, 2007 the Company had 13,994,850 outstanding shares of common stock.

                        TIAN'AN PHARMACEUTICAL CO., LTD.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page(s)
                                                                     -------

Report of Independent Registered Public Accounting Firm                  1

Condensed Consolidated Balance Sheet as of September 30, 2007
    (Unaudited)                                                          2

Condensed Consolidated Statements of Income and Accumulated Other
   Comprehensive Income for the Nine and Three Months Ended
   September 30, 2007 and 2006 (Unaudited)                               3

Condensed Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 2006 and 2005 and Nine Months
   Ended September 30, 2007 (Unaudited)                                  4

Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2007 and 2006 (Unaudited)                         5

Notes to Condensed Consolidated Financial Statements                  6-24

                               MICHAEL POLLAK CPA
                               46 EQUESTRIAN LANE
                             CHERRY HILL, NJ 08003
                               TEL (215) 588-5299
                               FAX (609) 482-8018


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tian'An Pharmaceutical Co., Ltd.

I have reviewed the accompanying condensed consolidated balance sheet of Tian' An Pharmaceutical Co., Ltd. (the "Company") as of September 30, 2007 and the related condensed consolidated statements of income and accumulated other comprehensive income, changes in stockholders' equity, and cash flows for the nine months ended September 30, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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



/s/ Michael Pollack CPA
Cherry Hill, NJ
October 25, 2007

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2007 (UNAUDITED)
                                    (IN US$)

                 ASSETS

Current Assets:
  Cash and cash equivalents                               $   7,247,976
  Accounts receivable, net                                    2,725,940
  Inventories                                                   711,207
  Other receivables                                           1,065,800
  Prepaid expenses and other current assets                      16,224
                                                          --------------

    Total Current Assets                                     11,767,147
                                                          --------------

  Fixed assets, net of depreciation                           1,204,391
                                                          --------------

Other Assets:
  Intangible assets, net                                      1,223,588
                                                          --------------

    Total Other Assets                                        1,223,588
                                                          --------------

TOTAL ASSETS                                               $ 14,195,126
                                                          ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                  $      399,016
  Accrued taxes                                                 176,863
                                                          --------------

      Total Current Liabilities                                 575,879
                                                          --------------

      Total Liabilities                                         575,879
                                                          --------------

Minority interest                                                99,798
                                                          --------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 20,000,000 shares
    authorized and 0 shares issued and outstanding                    -
  Common stock, $.001 Par Value; 50,000,000 shares
    authorized and 13,994,850 shares issued and
    outstanding, respectively                                    13,995
  Additional paid-in capital                                  7,287,451
  Statutory reserves                                            380,632
  Retained earnings                                           4,938,564
  Accumulated other comprehensive income                        898,807
                                                          --------------

     Total Stockholders' Equity                              13,519,449
                                                          --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 14,195,126
                                                          ==============


The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)


                                                NINE MONTHS ENDED           THREE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                               2007           2006          2007           2006
                                          ---------------------------------------------------------

OPERATING REVENUES                        $ 7,517,275    $ 5,265,833    $ 2,382,317    $ 1,804,794
                                          ------------   ------------   ------------   ------------

COST OF SALES
  Inventory, beginning of period              608,490        473,294        628,000        480,472
  Depreciation and amortization expense       282,294        270,770         95,448         90,948
  Purchases                                 2,364,462      1,576,517        849,680        518,935
  Inventory, end of period                   (711,207)      (462,893)      (711,207)      (462,893)

       Total Cost of Sales                  2,544,039      1,857,688        861,921        627,462
                                          ------------   ------------   ------------   ------------
GROSS PROFIT                                4,973,236      3,408,145      1,520,396      1,177,332
                                          ------------   ------------   ------------   ------------
OPERATING EXPENSES
   Selling and promotion                    1,717,283      1,534,033        484,102        375,328
   General and administrative fees            279,600        438,774         77,772        168,868
   Loss on disposal of fixed assets                 -          1,671              -              -
   Depreciation, amortization and
    impairment                                 21,890          8,743          7,417          2,696
                                          ------------   ------------   ------------   ------------
       Total Operating Expenses             2,018,773      1,983,221        569,291        546,892
                                          ------------   ------------   ------------   ------------

INCOME BEFORE OTHER INCOME                  2,954,463      1,424,924        951,105        630,440

OTHER INCOME
   Rental income                               32,191         29,201            740          9,964
   Interest income                             33,325         21,802         13,130          8,008
                                          ------------   ------------   ------------   ------------
       Total Other Income                      65,516         51,003         13,870         17,972
                                          ------------   ------------   ------------   ------------

NET INCOME BEFORE PROVISION FOR INCOME
TAXES AND MINORITY INTEREST                 3,019,979      1,475,927        964,975        648,412
Minority interest                              (1,044)           268           (880)             -
                                          ------------   ------------   ------------   ------------
NET INCOME BEFORE PROVISION FOR INCOME
TAXES                                       3,018,935      1,476,195        964,095        648,412
Provision for Income Taxes                   (373,294)      (246,477)      (131,488)      (104,724)
                                          ------------   ------------   ------------   ------------
NET INCOME APPLICABLE TO COMMON SHARES    $ 2,645,641    $ 1,229,718    $   832,607    $   543,688
                                          ============   ============   ============   ============

NET INCOME PER BASIC AND DILUTED SHARES   $      0.19    $      0.09    $      0.06    $         0
                                          ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     13,994,850     13,994,850     13,994,850     13,994,850
                                          ============   ============   ============   ============
COMPREHENSIVE INCOME
    Net income                            $ 2,645,641    $ 1,229,718    $   832,607    $   543,688
    Other comprehensive income
       Currency translation adjustments       472,268        226,204        186,530        136,215
                                          ------------   ------------   ------------   ------------
Comprehensive income                      $ 3,117,909    $ 1,455,922    $ 1,019,137    $   679,903
                                          ============   ============   ============   ============



The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                    (IN US $)

                                                                                                        Accumulated
                                                                   Additional                              Other
                                             Common Stock           Paid-in    Statutory     Retained  Comprehensive
                                          Shares       Amount       Capital     Reserves     Earnings   Income (Loss)     Total
                                      -------------------------------------------------------------------------------------------

Balance January 1, 2005                5,445,000   $ 5,445,000   $        -   $   13,686   $   77,555   $        -   $ 5,536,241
                                      -----------  ------------  -----------  -----------  -----------  -----------  ------------

Capital contributions                  1,856,445     1,856,445            -            -            -            -     1,856,445

Shares cancelled upon merger with
   Tian An (Nevada)                   (7,301,445)   (7,301,445)           -            -            -            -    (7,301,445)

Shares issued for services                   100             -            1            -            -            -             1

Shares issued in merger with Xi' An
   Tian' An                           13,994,750        13,995    7,287,450            -            -            -     7,301,445

Transfer of statutory reserves                 -             -            -      139,364     (139,364)           -             -

Net income for the year ended
   December 31, 2005                           -             -            -            -    1,061,050      129,553     1,190,603
                                      -----------  ------------  -----------  -----------  -----------  -----------  ------------

Balance December 31, 2005             13,994,850        13,995    7,287,451      153,050      999,241      129,553     8,583,290

Transfer of statutory reserves                 -             -            -      227,582     (227,582)           -             -

Net income for the year ended
   December 31, 2006                           -             -            -            -    1,520,220      296,986     1,817,206
                                      -----------  ------------  -----------  -----------  -----------  -----------  ------------

Balance December 31, 2006             13,994,850        13,995    7,287,451      380,632    2,291,879      426,539    10,400,496

Net income for the period ended
   September 30, 2007                          -             -            -            -    2,646,685      472,268     3,118,953
                                      -----------  ------------  -----------  -----------  -----------  -----------  ------------

Balance September 30, 2007            13,994,850   $    13,995   $7,287,451   $  380,632   $4,938,564   $  898,807   $13,519,449
                                      ===========  ============  ===========  ===========  ===========  ===========  ===========



The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
                                    (IN US $)

                                                        2007           2006
                                                     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  2,645,641    $  1,229,718
                                                   -------------   -------------
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation, amortization and impairment            369,400         265,573
   Loss on disposal of fixed assets                           -           1,671
   Minority interest                                      1,044            (268)

 Changes in assets and liabilities
   (Increase) in accounts receivable                 (1,151,005)       (582,089)
   (Increase) decrease in inventory                     (77,135)         10,401
   (Increase) in other receivables                            -        (103,127)
   Decrease in prepaid expenses and other
    current assets                                       42,597          37,403
   Decrease in other assets                                   -          88,878
   (Decrease) in accounts payable and
    and accrued expenses                                  2,538         106,430
   Increase in accrued taxes                             45,758               -
                                                   -------------   -------------
       Total adjustments                               (766,803)       (175,128)
                                                   -------------   -------------

   Net cash provided by operating activities          1,878,838       1,054,590
                                                   -------------   -------------
  CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisitions) of fixed assets                        (477)        (32,313)
     Disposals of fixed assets                                -          28,118
                                                   -------------   -------------

       Net cash (used in) investing activities             (477)         (4,195)
                                                   -------------   -------------
  Effect of foreign currency translation                179,012         226,204
                                                   -------------   -------------

NET INCREASE IN
   CASH AND CASH EQUIVALENTS                          2,057,373       1,276,599

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                5,190,603       3,561,148
                                                   -------------   -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $  7,247,976    $  4,837,747
                                                   =============   =============

  CASH PAID DURING THE PERIOD FOR:
      Income taxes                                 $          -    $          -
                                                   =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (Continued)
            --------------------------------------

            n December 2005, Tian' An and another individual set up a subsidiary company, Xi' An Tianan Pharmacy Marketing Co., Ltd (the "Subsidiary"). Tian' An injected cash amounting to approximately $2,600,000 as its capital contribution, accounting for 96.3% of the total registered capital of the Subsidiary (See Note 7).

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (Continued)
            --------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

            Co., Ltd. is reflected as a minority interest in the consolidated financial statements.

            Use of Estimates
            ----------------

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

            Cash and Cash Equivalents
            -------------------------

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $730 as of September 30, 2007 in cash on hand. The remainder of the cash was in financial institutions.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

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

            Currency Translation
            --------------------

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of September 30, 2007 was 7.5061 and the average period RMB to the US dollar for the nine months ended September 30, 2007 and 2006 were 7.673 and 7.938, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation. The Company records these translation adjustments as accumulated other comprehensive income (loss).

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

            Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2007 and 2006, the Company recorded approximately $472,268 and $226,204 in transaction gains (losses) as a result of currency translation.

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

            Accounts Receivable
            -------------------

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has established a reserve for uncollectibles of $7,914 as of September 30, 2007.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

            Accounts receivable are generally due within 30 days and collateral is not required.

            Advertising Costs
            -----------------

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2007 and 2006 of $1,475,574 and $1,274,236, respectively are included in selling and promotional expenses in the condensed consolidated statements of income. Advertising costs include marketing brochures and displays for retail outlets.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

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

            Intangible Assets
            -----------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

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

                                              As of September 30, 2007
                                           Gross
                                          Carrying   Accumulated
                                           Amount    Amortization      Net
                                        --------------------------------------

            Amortized Intangible Assets:

               Pharmaceutical licenses  $2,521,272   $1,297,684    $1,223,588
                                        ======================================

            Amortization Expense:

              For the nine months ended September 30, 2007   $ 282,294
              For the nine months ended September 30, 2006     247,920


            Estimated Amortization Expense:

              For the three months ended December 31, 2007   $ 129,421
              For the year ended December 31, 2008             373,342
              For the year ended December 31, 2009             373,342
              For the year ended December 31, 2010             347,483
                                                            -----------

                      Total                                 $1,223,588
                                                            ===========

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                      September      September
                                                          30,            30,
                                                         2007           2006
                                                      ---------      ---------

            Net income                              $  2,645,641   $  1,229,718
                                                    -------------  -------------

            Weighted-average common shares
            Outstanding (Basic)                       13,994,850     13,994,850

            Weighted-average common stock
            Equivalents
               Stock options                                   -              -
               Warrants                                        -              -
                                                    -------------  -------------
            Weighted-average common shares
            Outstanding (Diluted)                     13,994,850     13,994,850
                                                    =============  =============

            Major Customers
            ---------------

            A major customer is a customer that represents 10% of the Company's sales.

            For the nine months ended September 30, 2007 and 2006, the Company had five major customers that represented approximately 91% and 92% of the Company's sales, respectively.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

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

            On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. SFAS 153 has not had a material impact on the Company's financial position, results of operations or cash flows.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

            Recent Accounting Pronouncements (Cont'd)
            -----------------------------------------

            SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on its consolidated financial statements.

            In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on the Company's consolidated financial statements.

            In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 has not had a material impact on the consolidated financial statements.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            ------------------------------------------

            Recent Accounting Pronouncements (Cont'd)
            -----------------------------------------

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 3-     FIXED ASSETS
            ------------

            Fixed assets as of September 30, 2007 were as follows:

                                                Estimated Useful
                                                  Lives (Years)
                                                ----------------

             Land use right                            50               $0
             Building                                  35          639,630
             Equipment                                  5           46,529
             Machinery                                 10          666,658
             Vehicles                                   8           26,628
             Leasehold improvements                     5          126,484
                                                              ------------
                                                                 1,505,929

             Less: accumulated depreciation                        301,538
                                                              ------------
             Property and equipment, net                        $1,204,391
                                                              ============

            There was $87,106 and $82,750 charged to operations for depreciation expense for the nine months ended September 30, 2007 and 2006, respectively, of which approximately $65,216 and $57,000 is included in cost of goods sold. There was no impairment for these assets during the nine months ended September 30, 2007 and 2006.

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

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 4-     INVENTORIES
            -----------

            Inventories consisted of the following as of September 30, 2007:

             Raw materials                                    $  20,105
             Work in process                                    196,124
             Finished goods                                     494,978
                                                              ---------

                                                                711,207
            Less: provision for write-down of inventory              --
                                                              ---------
             Inventory, net                                   $ 711,207
                                                              =========

            There was no obsolescence of inventory or write-downs of inventory for the nine months ended September 30, 2007 and 2006.

NOTE 5-     STOCKHOLDERS' EQUITY
            --------------------

            Common Stock
            ------------

            As of September 30, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

            Preferred Stock
            ---------------

            As of September 30 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 5-     STOCKHOLDERS' EQUITY (Continued)
            --------------------

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

NOTE 6-     PROVISION FOR INCOME TAXES
            --------------------------

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

            At September 30, 2007 and 2006, corporate income tax consists of the following:

                                                2007        2006
                                                ----        ----

            Tax expense - current            $ 373,294   $ 246,477


            The surcharge on taxes not deductible for PRC purposes represents permanent differences due to salary and welfare items exceeding the ceiling based on PRC regulations regarding headcount. In addition, there are some very small tax surcharges included here such as a business tax on the rental income, water conservancy funds and educational assessments.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 6-     PROVISION FOR INCOME TAXES (CONTINUED)

            Corporate Income Taxes (Continued)
            ----------------------------------

            A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

                                                       2007        2006
                                                       ----        ----

            Statutory rate - corporate income tax     15.00%      15.0%

            Surcharge on taxes not deductible for
               PRC purposes                           (2.63)%      1.7%
                                                    ---------   -------
                                                      12.37%      16.7%

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

            Value Added Tax
            ---------------

            In accordance with the relevant taxation laws in the PRC, the Value Added tax ("VAT") rate for export sales is 0% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct therefrom the VAT it has paid on eligible purchases. The VAT that the Company collects on sales is not included in sales. The amount of VAT payable as of September 30, 2007 is $99,023 and is included in accounts payable and accrued expenses.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 7-     SUBSIDIARY
            ----------

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


NOTE 8-     RELATED PARTY TRANSACTIONS
            --------------------------

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

            Tian' An paid Xi' An Gelin Healthy Production Research Institute approximately $1,000,000 (US$) (8,000,000 RMB). Xi' An Gelin Healthy Production Research Institute in accordance with the agreement must offer the result of their research and development of the new medicine by August 2011, and have it licensed by December 2011. Should Xi' An Gelin Healthy Production Research Institute fail to obtain a license for the product, they must return the fee. The Company has recorded this fee in other receivables on its condensed consolidated balance sheet as of September 30, 2007.

            Should Tian' An receive the license, the payment will be reclassified to Intangible Assets and amortized over the term of the license and tested for impairment quarterly by Management.

NOTE 9-     COMMITMENTS
            -----------

            Rental
            ------

            Tian' An has entered into lease agreements for their manufacturing plant and office space that expire through October 2009. Rentals vary in amounts ranging up to $8,000 (US) per month.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 9-     COMMITMENTS (Continued)
            -----------------------

            Rental (Cont'd)
            ------

            Minimum lease payments under operating leases at September 30, 2007 are as follows:

                Period ending September 30, 2008            $103,900
                                            2009              86,500

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

Nine Months Ended September 30, 2007
------------------------------------

      Material changes of items in our Statement of Operations for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, are discussed below:

      Operating Revenue: Our third product, the Nizhuanie soft capsule, came to market in January 2007. As a result, revenues increased significantly during the current nine month period.

      Gross Profit: Our gross profit percentage was 66% during the nine months ended September 30, 2007, which was comparable to our gross profit percentage of 65% during the nine months ended September 30, 2006.

      Net Income: Net income during the nine months ended September 30, 2007 was 35% of our Operating Revenues. In comparison, our net income was 23% of our Operating Revenues during the nine months ended September 30, 2006. The increase, from a percentage standpoint, was due to a higher gross profit percentage during the period and the fact that Operating Expenses were relatively the same amount as during the nine months ended September 30, 2006 despite a significant increase in sales during the current period.

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

Liquidity and Capital Resources

      Future payments due on our contractual obligations as of September 30, 2007 are as follows:

                                             Twelve Months Ended September 30,
Item                    Total                2008          2009
----                    -----                ----          ----

Lease Payments        $190,400             $103,900       $86,500


      Except as shown in the foregoing table, as of September 30, 2007 we did not have any material capital commitments.

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

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits

      Number      Exhibit
      ------      -------

        31        Rule 13a-14(a) Certifications

        32        Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2007.

                        TIAN'AN PHARMACEUTICAL CO., LTD.



                                   By:   /s/ Weng Jianjun
                                         --------------------------------------
                                         Weng Jianjun, Principal Executive
                                         Officer


                                   By:   /s/ Weng Jianjun
                                         --------------------------------------
                                         Weng Jianjun, Principal Financial and
                                         Accounting Officer