Form 10KSB
period 2007-12-31
Tian'an Pharmaceutical Co., Ltd.
filed 2008-04-15
CIK 1366581

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2007
OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.   None

                        TIAN'AN PHARMACEUTICAL CO., LTD.
               ----------------\---------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                        None
      ---------------------------             ------------------------------
       (State of incorporation)            (IRS Employer Identification No.)

     Level 11, International Trade Centre,
         No. 196 Xiaozhai East Road
              Xi'an, China                                 N/A
    -------------------------------------              ----------------
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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                           YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):
                                           YES [ ] NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 31, 2008 the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $18,500,000.

The Company's revenues from continuing operations for the most recent fiscal year were $10,650,753.

As of March 31, 2008 the Company had 13,994,850 issued and outstanding shares of common stock.

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

      In August 2005 we entered into a contract with Xi'an Gelin Healthy Production Research Institution to develop the Tianan pain relief capsule. Xi'an Gelin, located in Xi'an, China specializes in the research and development of Traditional Chinese Medicine. We paid Xi'an Gelin approximately $1,000,000 for their services to bring the Tianan pain relief capsule to market by December 2011 and have it licensed. If Xi'an Gelin fails to obtain a license for the Tianan pain relief capsule by December 2011 the $1,000,000 will be returned to us.

      The following is a summary of the status of our products as of March 31, 2008:

                                          Estimated Cost  Approved or
                                            Needed to     Projected
                                             Obtain        date of
                                            Government   Governmental  Marketing
    Product                   Class           Approval    Approval      Date
--------------------------------------------------------------------------------

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

Sales and Distribution

      We sell our products only to independent distributors who act as resellers. We maintain regional sales offices in Xi'an, Beijing, Shanghai and Guangzhou which are primarily responsible for servicing our distributors and monitoring sales activity. Although during the year ended December 31, 2007 sales to six distributors represented approximately __% of our Operating Revenues, we do not think that the loss of any single distributor would result in a material decline in our revenue.

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

      In December 2005, we and Xi Peng, one of our officers, formed Xian Tianan Pharmacy Marketing Co., Ltd. We contributed cash of approximately $2,600,000 for a 96.3% interest in Tianan Pharmacy. When we receive the necessary approval from the Chinese government, we will use Tianan Pharmacy to sell our products directly to retail stores, pharmacies and hospitals in areas not covered by our distributors.

      As of March 31, 2008 our products were only sold in China.

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

      Other than the $1,000,000 we paid Xi'an Gelin Healthy Production Research Institution in 2005 to develop our Tianan pain relief capsule, we did not spend any material amounts on research and development during the three years ended December 31, 2007.

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

      We have an office located at 1240 Belbrook Way, Milpitas, California 95035. This office is leased until January 2010 at a rate of $710 per month. We use this office to facilitate our affairs as they pertain to the United States.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.

      On June 25, 2007 our common stock started trading on the OTC Bulletin Board under the symbol "TNPH". The following shows the high and low prices for our common stock for the periods indicated.

            Quarter Ended           High          Low

            6/30/07               $  2.55         $1.01
            9/30/07               $  6.00         $2.00
            12/31/07               $10.00         $2.90

      Only 7,430 of our shares have traded between July 31, 2007 and March 31, 2008.

        As of March 31, 2008 we had 13,994,850 outstanding shares of common stock held by approximately 2,800 shareholders of record. All of our outstanding shares are eligible for sale under Rule 144.

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

Year Ended December 31, 2007

      Material changes of items in our Statement of Operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006, are discussed below;

      Operating Revenue: Our third product, the Nizhuanie Soft capsule, came to market in January 2007. As a result, revenue increased 50% during the current year period.

      Gross Profit: Our gross profit percentage was 69% during 2007, which was comparable to our gross profit percentage of 65% in 2006.

      Selling and Promotion Expenses: The major components of expenses in this category were advertising and related promotion, which increased during 2007 in line with increased sales activity.

      Operating and Administrative Expenses: Salaries, benefits, travel and entertainment increased as the result of higher sales activity. Accounting and financial consulting expenses increased in 2007 as we completed the preparation and auditing of our annual 10-K report and the preparation of our quarterly reports on Form 10-Q.

      Net Income: Net income during 2007 was 30% of our Operating Revenues. In comparison, our net income was 21% of our Operating Revenues during 2006. The increase, from a percentage standpoint, was due to the higher gross profit percentage during the period and the decrease in Operating Expenses during the year ended December 2007.

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

      Operating and Administrative Expenses: Salaries, benefits, travel and entertainment increased as the result of higher sales activity. Accounting and financial consulting expenses increased in 2006 as we completed the preparation and auditing of our 2005 and 2004 financial statements, and the preparation of our interim financial statements.

      Net Income: Net income during 2006 was 21% of our Operating Revenues. In comparison, our net income was 30% of our Operating Revenues during 2005. The decline, from a percentage standpoint, was due to the increase in Operating Expenses.

Trends, Events and Uncertainties

      We anticipate that revenues will increase since our Nizhuanle soft capsule came to market in January 2007. Revenues are also expected to increase once we receive government approval to market all of our products through our subsidiary, Xian Tianan Pharmacy Marketing Co., Ltd.

      The TCM market may not be as large as reported and expected growth in this market may not continue. Market data and projections are inherently uncertain and subject to change. In addition, underlying market conditions are subject to change based on economic conditions, consumer references and other factors that are beyond our control. A decline in the sales of TCM products could have a material adverse effect on our business.

      Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Liquidity and Capital Resources

      Future payments due on our contractual obligations as of December 31, 2007 are as follows:

Item               Total        2008      2009        2010        Thereafter
----               -----        ----      ----        ----        ----------

Lease Payments   $188,289     $102,703  $85,586         --              --

      Except as shown in the foregoing table, as of December 31, 2007 we did not have any material capital commitments.

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

      Our material sources and (uses) of cash during the year ended December 31, 2007 were:

                                                          2007

         Cash provided by (used in) operations       $2,561,751
         Purchase of manufacturing equipment             (7,119)
         Changes in foreign exchange rate               480,294

       Our material sources and (uses) of cash during the year ended December 31, 2006 were:

                                                          2006

         Cash provided by operations                 $1,461,377
         Purchase of manufacturing equipment            (50,651)
         Sale of assets                                  12,529
         Changes in foreign exchange rate               206,200

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

     Effective December 14, 2007 Michael Pollack CPA resigned as our certified public accountant. Mr. Pollack audited our financial statements for the fiscal years ended December 31, 2006 and 2005. The reports of Mr. Pollack for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope, accounting principles or uncertainty. During our two most recent fiscal years and subsequent interim period ended December 14, 2007 there were no disagreements with Mr. Pollack on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Pollack, would have caused him to make reference to such disagreements in his report.

      Effective February 14, 2008 we hired Wen Jiang & Company PC as our independent registered public accounting firm.

      Wen Jiang & Company did not provide us with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and subsequent interim period ended February 14, 2008, we did not consult with Wen Jiang & Company regarding any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      Effective February 21, 2008 Wen Jiang & Company resigned as our independent certified public accountants since they did not feel they could complete our audit by April 15, 2008. Wen Jiang & Company did not audit our financial statements. During our two most recent fiscal years and subsequent interim period ended February 21, 2008 there were no disagreements with Wen Jiang & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Wen Jiang & Company, would have caused them to make reference to such disagreements in any report they may have issued on our financial statements.

      Effective February 29, 2008 we hired Kabani & Company, Inc. as our independent registered public accounting firm.

      Kabani & Company did not provide us with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and subsequent interim period ended February 29, 2008, we did not consult with Kabani & Company regarding any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

      Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

      This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report on internal control in this annual report.

ITEM 8B.    OTHER INFORMATION

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

            The names, ages and positions held by our executive officers and directors are listed below.

      Name                Age          Position

       Weng Jianjun        49          Chief Executive Officer and a Director
       Tang Huachu         43          Chief Investment Officer
       Xue Hailiang        40          Chief Production Officer
       Sun Mingqi          43          Chief Quality Officer
       Xi Peng             43          Chief Marketing Officer
       Jia Andong          46          Chief Administration Officer
       Lie Wei             47          Chief Financial and Accounting Officer
       Wang Renhua         37          Secretary
       Li Deshun           56          Director
       Jia Ning            49          Director
       Wang Hongwei        45          Director
      Ma Zhiguo            47          Director
       Ren Ping            50          Director
       Wang Yanqing        37          Director
       Gao Jinming         44          Director

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

      Li Wei has been one of our officers since January 2008. Between December 2005 and December 2007 Mr. Li served as the Chief Financial and Accounting Officer for the Zhejiang Shuangyu Jidian Science Company. Between May 2002 and December 2005 Mr. Li served as the Vice President of finance and accounting for the Chongqing Yuxiang Group, a company involved with natural gas, real estate and taxi management. Mr. Li has also served as the finance manager for Xi'an Xinzhu Lifesaving Equipment Company (June 1996 to May 2002), the general accountant for the Guangdong Shantou Ronggui precious stone craftwork company (June 1991 to May 1996), and the accountant for Xianyang Crockery Factory (July 1983 to May 1991). Mr. Li graduated from Shaanxi Financial College in July 1983 with a major in accounting.

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

      Gao Jinming has been one of our directors since January 2008. Since 2004 Mr. Gao has been the president and a professor at the Science and Technology College - Northwest A&F University. Since 2002 Mr. Gao has also been a chief scientist - plant chemicals - at the National Engineering Research Center. Mr. Gao graduated from Shaanxi Normal University with a bachelor's degree in chemistry in March 1986. In July 1998, Gao Jinming received a master's degree in science from Northwest A&F University. In August 2001, Mr. Gao received the doctor's degree from the China Science and Technology Institute - Kunming Institute of Botany. Between December 2002 and June 2006 Gao Jinming was a visiting scholar at the Biotechnology Institute of the National Academy of Sciences in Canada.

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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued during the two years ended December 31, 2007 to Weng Jianjun, our Chief Executive Officer. None of our executive officers or directors received compensation in excess of $100,000 during our past three fiscal years.
                                                            All
                                                           Other
 Name and                              Restricted           Annual
  Principal             Fiscal          Stock     Options   Compen-
  Position       Year   Salary  Bonus   Awards     Awards   sation     Total

Weng Jianjun,    2007$      --    --      --         --       --
 Chief Executive 2006   $5,095    --      --         --       --        $5,095
 Officer

      We have not granted or sold any options for the purchase of our common stock.

Compensation of Directors During Year Ended December 31, 2007

      Name               Paid in Cash   Stock Awards (1)    Option Awards (2)
      ----               ------------   ----------------    -----------------

      Li Deshun                 --              --                 --
      Jia Ning                  --              --                 --
      Wang Hongwei              --              --                 --
      He Yanming                --              --                 --
      Ma Zhiguo                 --              --                 --
      Liang Dingbang            --              --                 --
      Ren Ping                  --              --                 --
      Wang Yanqing              --              --                 --


(1) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table shows, as of March 31, 2008, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each officer and director and (iii) all officers and directors as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Exhibit Name

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

   31.   Rule 13a-14(a) Certifications

   32.   Section 1350 Certifications

* Incorporated by reference to same exhibit filed with our registration statement on Form SB-2 (333-135434).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Michael Pollack CPA, audited our financial statements for the fiscal years ended December 31, 2005 and 2006. The following table shows the aggregate fees we were billed during the two years ended 2006 by Mr. Pollack.

                                             2006       2007

      Audit Fees                           $36,000   $38,000
      Audit-Related Fees                        --        --
      All Other Fees                            --        --

      Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Mr. Pollack to render audit services, the engagement was approved by our Directors.

      Kabani & Company audited our financial statements for the fiscal year ended December 31, 2007. Since we did not hire Kabani & Company until February 2008, Kabani did not bill us for any fees during 2007.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                     1

Consolidated Balance Sheets as of December 31, 2007                         2

Consolidated Statements of Income For the years ended
December 31, 2007 and 2006                                                  3

Consolidated Statements of Cash Flows For the years ended
December 31, 2007 and 2006                                                  4

Consolidated Statements of Stockholders' Equity For the years
ended December 31, 2007 and 2006                                            5

Notes to Consolidated Financial Statements                                6-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Tian' An Pharmaceutical Co. Ltd.

We have audited the accompanying consolidated balance sheet of Tian' An Pharmaceutical Co. Ltd. and its subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tian' An Pharmaceutical Co. Ltd. and its subsidiaries as of December 31, 2007, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


 /s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 24, 2008

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2007

                                                                    2007
                                     ASSETS
Current Assets
    Cash and cash equivalents                                 $  8,225,530
  Accounts receivable,  net                                      3,018,408
  Other receivable                                                  86,984
  Prepaid expenses                                                  62,267
  Inventories                                                      744,508
                                                           ---------------
      Total Current Assets                                      12,137,697

Property, plant & equipment, net                                 1,215,605
Related party receivable                                           870,659
Intangible assets, net                                           1,159,918
                                                            --------------

            TOTAL ASSETS                                      $ 15,383,879
                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                     $      334,487
  Other payable                                                    159,823
   Taxes payable                                                   358,740
                                                           ---------------

      Total Current Liabilities                                    853,051

Minority Interests                                                  99,212

STOCKHOLDERS' EQUITY

  Preferred stocks; $0.001 par value, 20,000,000 shares
     authorized ; none issued and outstanding                           --
  Common stocks; $0.001 par value, 50,000,000 shares
     authorized; 13,944,850  issued and outstanding                 13,995
  Additional paid in capital                                     7,287,451
  Statutory reserve                                                853,487
  Retained earnings                                              4,961,949
  Other comprehensive income                                     1,314,734
                                                            --------------

      Total Stockholders' Equity                                14,431,616
                                                             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 15,383,879
                                                              ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                       2007             2006
                                                 --------------   -------------

NET REVENUE                                       $ 10,650,753     $ 7,075,590

COST OF SALES                                        3,350,800       2,483,697
                                                 --------------   -------------
GROSS PROFIT                                         7,299,953       4,591,893

OPERATING EXPENSES
   Selling expenses                                  2,557,369       2,019,367
   Operating and administrative expenses               928,833         863,150
                                                 --------------   -------------
            Total operating expenses                 3,486,201       2,882,517

OPERATING INCOME                                     3,813,751       1,709,376

OTHER INCOME (EXPENSE)

   Rental income                                        35,468          61,552
   Loss on disposal of property, plant and equipment         -          (1,686)
   Interest expense (income), net                     (149,740)         30,590
                                                 --------------   -------------
            Total other income (expense)              (114,272)         90,456
                                                 --------------   -------------
NET INCOME BEFORE INCOME
TAXES AND MINORITY INTEREST                          3,699,479       1,799,832

Minority interest                                         (458)            268
                                                 --------------   -------------
NET INCOME BEFORE  INCOME TAXES                      3,699,021       1,800,100

   Provision for Income Taxes                         (556,096)       (279,880)
                                                 --------------   -------------
NET INCOME                                           3,142,925       1,520,220

OTHER COMPREHENSIVE INCOME
   Foreign currency translation                        888,195         296,986
                                                 --------------   -------------
COMPREHENSIVE INCOME                             $   4,031,120    $  1,817,206
                                                 ==============   =============

NET INCOME PER SHARE
        BASIC & DILUTED                         $         0.22    $       0.11
                                                ===============   =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
         BASIC & DILUTED                            13,994,850      13,994,850
                                                ===============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                         2007            2006
                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $ 3,142,925    $ 1,520,220
   Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        498,047        474,396
    Minority interest                                        458           (268)
    Allowance for doubtful accounts                      137,198          3,799
    (Increase) / decrease in current assets:
       Accounts receivable                            (1,479,718)      (759,758)
       Other receivables                                 133,579        (28,055)
       Prepaid expense and other current assets           (1,671)          (876)
       Inventory                                         (88,402)      (135,196)
       Increase/(decrease) in current liabilities:             -        314,929
       Accounts payable                                  (17,368)
       Other payable                                      (5,025)
       Accrued expenses                                  241,728         72,186
                                                      -----------     ----------
Net cash provided by operating activities              2,561,751      1,461,377
                                                      -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment and  equipment         (7,119)       (50,651)
   Disposals of propery, plant and equipment                   -         12,529
                                                      -----------     ----------
    Net cash used in  investing activities                (7,119)       (38,122)
                                                      -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                             480,294        206,200
                                                      -----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              3,034,927      1,629,455
                                                      -----------     ----------
CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE                                      5,190,603      3,561,148
                                                      -----------     ----------
CASH AND CASH EQUIVALENTS,
    ENDING BALANCE                                   $ 8,225,530    $ 5,190,603
                                                     ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                        TIAN'AN PHARMACEUTICAL CO., LTD.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                     Additional                           Other         Total
                                                Common  Stock         Paid in    Statutory   Retained  Comprehensive  Stockholders'
                                            Shares         Amount     Capital     Reserve    Earnings      Income        Equity
                                            ------         ------    ----------  ---------   --------  -------------  -------------

Balance December 31, 2005                 13,994,850    $   13,995  $ 7,287,451  $ 153,050   $ 999,241  $  129,553     $ 8,583,290

Transfer to statutory reserves                     -             -            -    227,582    (227,582)          -               -

Foreign exchange translation gain                                                                          296,986         296,986

Net income for the year ended
    December 31, 2006                              -             -            -          -   1,520,220                   1,520,220
                                        -------------  ------------ ------------ ---------- ----------- -----------   -------------
Balance December 31, 2006                 13,994,850        13,995    7,287,451    380,632   2,291,879     426,539      10,400,496

Transfer to statutory reserves                     -             -            -    472,855    (472,855)          -               -

Foreign exchange translation gain                                                                          888,195         888,195

Net income for the year ended
    December 31, 2007                              -             -            -          -   3,142,925                   3,142,925
                                        -------------  ------------ ------------ ---------- ----------- -----------   -------------
Balance December 31, 2007                 13,994,850   $    13,995  $ 7,287,451  $ 853,487  $4,961,949  $1,314,734     $14,431,616
                                        =============  ============ ============ ========== =========== ===========   =============




  The accompanying notes are an integral part of these consolidated financial statements.

                        TIAN' AN PHARMACEUTICAL CO., LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Tian' An Pharmaceutical Co. Ltd. ( the" Company") was established in Nevada in August 2005. The Company through its Chinese subsidiaries is engaged in the pharmaceutical medicines manufacturing, distribution and research and development.

Xi'An Tian' An Pharmaceutical Co. Ltd. ("Tian'An") was established in January 2003 in Xi'an city of the Peoples Republic of China ("PRC"). Tian'An is engaged in the development, manufacturing and sales of traditional Chinese herbal medicines, including pallets, hard capsules and soft ointments. Tian'An is also engaged in research and development of biology goods and health care products. Tian'An's operations are based in Xi'an City, Shanxi Province, China.

On August 15, 2005, Tian'An established the Company in Nevada. The Company subsequently established a wholly owned subsidiary T2 Pharmaceutical Inc. ("T2") in Colorado.

On August 25, 2005, Tian' An merged with T2 and became the surviving entity and wholly owned subsidiary of the Company. The Company incorporated with 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001. The Company issued 100 shares of common stock to Tian'An for $1.00 per share, then issued 13,994,750 shares of common stock in exchange for 100% of the issued and outstanding shares of Tian' An. Thereafter and for purposes of these consolidated financial statements the "Company" and "Tian' An" are used to refer to the operations of Tian' An Pharmaceutical Co. Ltd. For accounting purposes, the Company accounted for the acquisition of Tian' An as a recapitalization. The transaction involved entities under common control as defined in Statement of Financial Standard 141, "Business Combinations". As such, the net assets of Tian' An were acquired at its book value at the time of the acquisition. The historical financials are those of Tian' An.

In December 2005, Tian'An and another individual established a subsidiary company, Xi' An Tian'An Pharmacy Marketing Co., Ltd (the "Xi'an Tian'an"). Tian'An contributed cash as capital of approximately $2,600,000, and enjoyed 96.3% of the ownership of the Subsidiary (See Note 7).

Tian'An sells its products on a wholesale basis to distributors who resell the product to customers located in China. The Company has five major sales agents, Huayuan Life Pharmacy, Shaanxi Guangda Pharmacy, Hubiaohang Nanyang Tonic, Gansu Fuhe and Guangzhou Jidong Pharmacy, which distribute approximately 91% of the products. In general, sales are made under a purchase order arrangement with payment in full on the order due prior to shipment. Tian'An does not sell its products directly to end-users.

Tian'An has obtained the GMP certificate issued by the National Food and Drug Administration and complies with the GMP standards that was posted by the National Food and Drug Administration. Starting from December 31, 2005, only those companies that with GMP certificates bestowed by the National Food and Drug Administration can manufacture and distribute the Chinese herbal medicines in China.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The 3.7% interest that owned by the minority stockholder in Xi'an Tian'an is reflected as a minority interest in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2007 Accounts receivables, net of allowance for bad debt of $159,989, amounted to $3,018,408.

ADVANCES TO SUPPLIERS

Advances to suppliers represent the cash paid in advance for purchasing raw materials. The advances to suppliers are interest free and unsecured.

INVENTORIES

 Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Inventory includes product cost, inbound freight and warehousing costs. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

                  Furniture and Fixtures             5 years
                  Equipment                          5 years
                   Machinery                        10 years
                  Vehicles                           8 years
                  Building                          35 years

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company's historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.

ADVERTISING

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The advertising expenses for the years ended December 31, 2007 and 2006 were $2,095,660 and $1,637,558 respectively.

RESEARCH AND DEVELOPMENT

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred.

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

 The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

 The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

FOREIGN CURRENCY TRANSLATION

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity. During the years ended December 31 2007 and 2006 other comprehensive income includes translation gain of $888,195,500 and $296,986, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of financial accounting standards No. 141R (SFAS No. 141R), "Business combinations". Basic and diluted earnings or loss per share were $0.22 and $0.11 for the years ended December 31, 2007 and 2006 respectively.

STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company SFAS 131 has no effect on the Company's financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

RISKS AND UNCERTAINTIES

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

     a.   A brief description of the provisions of this Statement
     b.   The date that adoption is required
     c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

NOTE 3 - OTHER RECEIVABLE

As of December 31, 2007, other receivable amounted to $86,984, including employee advance of $3,359 and receivable from a non-related party for $83,625. The receivable is interest free, unsecured, and due on demand.

NOTE 4 - PREPAID EXPENSES

As of December 31, 2007, the prepaid expenses amounted to $62,267, representing the rents prepaid for six offices locations in China.

NOTE 5 - INVENTORIES

Inventories consisted of the following as of December 31, 2007:

                                                      2007

            Raw Materials                         $  16,685
            Work-In-Process                         217,753
            Finished Goods                          510,070
                                                  ---------
                                                   $744,508

There was no obsolescence of inventory or write-downs of inventory for the year ended December 31, 2007.

NOTE 5 - PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment as of December 31, 2007 were as follows:

                                                      2007

            Building                             $  658,598
            Leasehold improvements                  130,236
            Vehicles                                 27,418
            Equipment                                44,715
            Machinery                               647,402
            Furnitures and fixtures                  49,132
            Total property and equipment          1,557,501
            Less: Accumulated depreciation         (341,896)
                                                 -----------
            Net value of property and equipment  $1,215,605
                                                 ==========

There were$117,653and $111,415 charged to operations for depreciation expense for the year ended December 31, 2007 and 2006, respectively, of which $105,322 and $18,300 is included in cost of goods sold. There was no impairment for these assets during year ended December 31, 2007 and 2006.

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

The Company has leased a portion of their buildings to two non-related parties. The lease term runs from November 2005 to November 2006 and has been extended for another year. Rental income earned by the Company approximates $3,630 per month. These amounts are included in other income in the condensed consolidated financial statements.

NOTE 5 - INTANGIBLE ASSETS

The intangible assets consist of pharmaceutical licenses, which are initially recorded at historical acquisition cost and amortized on a straight-line basis over their estimated useful lives of between five and eight years. Amortization expense is included in cost of sales in the consolidated statements of operations.

                                                      2007

            Pharmaceutical licenses              $2,673,477
            Less: Accumulated amortization       (1,513,559)
                                                 -----------
             Net value of intangible assets      $1,159,918
                                                 ==========

The Company recorded amortization expense of $380,395 and $362,981 during the two years ended December 31, 2007 and 2006, respectively.

The amortization expenses for intangible assets for next four years after December 31, 2007 are as follows:

             December 31, 2008                  $   380,395
             December 31, 2009                      380,395
             December 31, 2010                      380,395
             December 31, 2011                       18,733
                                              -------------
              Total                              $1,159,918
                                              =============

NOTE 8   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company. Other payables and accrued expenses consist of the following as of December 31, 2007 and 2006:

                                                      2007

            Accounts payable                      $ 181,086
            Accrued compensation                    145,842
            Advance from customers                    7,559
                                               ------------
             Total                                $ 334,487
                                                  =========

NOTE 8   OTHER PAYABLE

As of December 31,2007, other payable include security deposits payable to three wholesalers in the amount of $83,468 and other payable to the non-related party for $76,355. These amounts are unsecured, interest free,and due on demand

NOTE 9   TAX PAYABLE

Tax payable comprised of the following taxes as of December 31, 2007:

            VAT payable                          $  134,462
            Income Tax                              209,359
            Other surcharge and levies               14,919
                                               ------------
                  Total                          $  358,740
                                                 ==========

The surcharge on taxes not deductible for PRC purposes represents permanent differences due to salary and welfare items exceeding the ceiling based on PRC regulations regarding headcount. In addition, there are some very small tax surcharges included here such as a business tax on the rental income, water conservancy funds and educational assessments.

The Company is registered in the State of Nevada and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2007 and 2006:

                                                      2007           2006
                                                      ----           ----
         US Current Income Tax Expense (Benefit)

         Federal                                   $      -     $        -
         State                                            -              -
         Total                                            -              -
         PRC Current Income Tax Expense             556,096        279,880
                                                 ----------    -----------
                 Total Provision for Income Tax    $556,096     $  279,880
                                                   ========     ==========

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate for 2007 and 2006 was 15%, because Tian' An is considered a high technology company by the Chinese government. The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                                                 2007      2006
                                                                 ----      ----

             Tax expense (credit) at statutory rate - federal     34%       34%
             State tax expense net of federal tax                  6%        6%
             Changes in valuation allowance                      (40%)     (40%)
             Foreign income tax - PRC                             33%       33%
             Exempt from income tax                              (17%)     (17%)

             Tax expense at actual rate                           15%       15%

The company has no income tax net operating losses carried forward from prior years and there is no net income and loss as of December 31, 2007.

People's Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 15%, .As of December 31, 2007, the Company's PRC subsidiary had net taxable income of $3,699,021.

NOTE 10- STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

The Company issued 100 shares of common stock to its founder for $1.00, then exchanged 13,994,750 shares of common stock in exchange of 100% of the authorized capital of Tian' An Pharmaceutical Co., Ltd (CHINA). Tian'An Pharmaceutical Co., Ltd (CHINA) in 2003 issued 5,445,000 shares.

During 2005, Tian' An issued an additional 1,856,445 shares pre-merger with the Nevada corporation to have 7,301,445 shares issued. These shares were exchanged for 13,994,750 shares of the Nevada corporation. No shares were issued in 2007 or 2006. The Company has not granted any options or warrants during 2007 or 2006.

Preferred Stock

As of December 31, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

NOTE 11 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

For the year ended December 31, 2007 Tian'an had five major customers that represented approximately 91% of the Company's sales, respectively. The receivable from these customers as of December 31, 2007 amounted to $2,902,727.

For the year ended December 31, 2007 Tian'an had one major vendor that provided over 81% of this company's purchases for the fiscal year ended December 31, 2007. The accounts payable to this major vendor amounted to $165,732 as of December 31, 2007.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 12 - STATUTORY RESERVE

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

     i.   Making up cumulative prior years' losses, if any;

     ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

     iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

     iv. Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

In accordance with the Chinese Company Law, the company has established a policy to reserve 15% of its annual net income as statutory reserve. The Company reserved $472,855 for year ended December 31, 2007 as statutory reserves.

NOTE 13- RELATED PARTY TRANSACTIONS

In July 2005, the Tian'an entered into a Pharmaceutical License Purchase Contract with Xi' An Gelin Healthy Production Research Institute for the development of Tian' An Pain Relief capsule. Xi' An Gelin Healthy Production Research Institute is a shareholder of the Company and contributed their license for Compound Ginseng Capsule for their shares in Tian' An (see Note 5 - Intangible Assets). The Company has valued the intangibles at historical cost.

Tian' An paid Xi' An Gelin Healthy Production Research Institute $1,096,720. Xi' An Gelin Healthy Production Research Institute in accordance with the agreement must offer the result of their research and development of the new medicine by August 2011, and have it licensed by December 2011. Should Xi' An Gelin Healthy Production Research Institute fail to obtain a license for the product, they must return the entire fee by December 2011. The Company has recorded this receivable from related party at $1,096,720. The receivable was discounted over the remaining 4 years at interest rate of 6% and the accrued discount interest was amounted to $228,118 for the year ended December 31, 2007.

Should Tian' An receive the license, the payment will be reclassified to Intangible Assets and amortized over the term of the license and tested for impairment quarterly by Management.

Tian'An has advance to officers of $2,056 as of December 31, 2007.

NOTE 14- COMMITMENTS

Operating leases

Tian' An has entered into lease agreements for their manufacturing plant and office space that lasts through October 2009. The lease payment is about $8,558 per month. The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at December 31, 2007, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

            2008                            $  102,703
            2009                                85,586
                                          ------------
            Total minimum lease payments    $  188,289
                                            ==========

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2008.


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

Signature                        Title                Date

                  /s/ Weng Jianjun Principal Executive Officer
                   Weng Jianjun and a Director April 14, 2008

 /s/ Li Deshun                   Director                April 14, 2008
--------------------------
Li Deshun

 /s/ Jia Ning                    Director                April 14, 2008
---------------------------
Jia Ning

 /s/ Wang Hongwei                Director                April 14, 2008
---------------------------
Wang Hongwei


---------------------------      Director
He Yanming


--------------------------       Director
Ma Zhiguo


---------------------------      Director
Liang Dingbang

 /s/ Ren Ping                    Director                April 14, 2008
---------------------------
Ren Ping

 /s/ Wang Yanqing                Director                April 14, 2008
---------------------------
Wang Yanqing

 /s/ Lie Wei
--------------------------       Principal Financial and
Lie Wei                          Accounting Officer      April 14, 2008

                        TIAN'AN PHARMACEUTICAL CO., LTD.


                                   FORM 10-KSB

                                    EXHIBITS